Form 10-Q
period 1999-06-30
AZURIX CORP
filed 1999-08-16
CIK 1080205

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1999                COMMISSION FILE NO. 001-15065

                                  AZURIX CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                                 76-0589114
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


                  333 CLAY STREET
                    SUITE 1000
                  HOUSTON, TEXAS                                 77002
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


       Registrant's telephone number, including area code: (713) 646-6001


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 TITLE OF CLASS               OUTSTANDING AT AUGUST 13, 1999

                 Common Stock                          117,100,000


================================================================================

                                  AZURIX CORP.
                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Income for the three months and six months ended
     June 30, 1999 (unaudited)..............................................................................   2

   Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)........................   3

   Consolidated Statement of Cash Flows for the six months ended June 30, 1999 (unaudited)..................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  12


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................................................  25

Item 4.  Submission of Matters to a Vote of Security Holders................................................  25

Item 6.  Exhibits and Reports on Form 8-K...................................................................  26

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AZURIX CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                                  1999            1999
                                                              ------------     ----------
Operating revenues ......................................       $  131.3        $  248.2
Operating expenses:
  Operations and maintenance ............................           37.5            68.7
  General and administrative ............................           32.0            55.2
  Depreciation and amortization .........................           24.1            47.4
                                                                --------        --------
          Total operating expenses ......................           93.6           171.3
                                                                --------        --------
Operating income ........................................           37.7            76.9
                                                                --------        --------
Other income (expense):
  Equity in earnings of unconsolidated affiliates .......            0.3             0.5
  Interest expense, net .................................          (15.4)          (30.3)
                                                                --------        --------
Income before income taxes and extraordinary item .......           22.6            47.1
                                                                --------        --------
Income tax expense ......................................            2.4            10.8
                                                                --------        --------
Income before extraordinary item ........................           20.2            36.3
                                                                --------        --------
Extraordinary loss, net of income tax benefit of $3.0 ...            6.8             6.8
                                                                --------        --------
Net income ..............................................       $   13.4        $   29.5
                                                                ========        ========
Earnings per share of common stock:
Basic and diluted:
       Before extraordinary item ........................       $   0.19        $   0.36
       Extraordinary item ...............................          (0.06)          (0.07)
                                                                --------        --------

       Basic and diluted earnings per share .............       $   0.13        $   0.29
                                                                ========        ========
Weighted-average shares outstanding:
       Basic ............................................          104.1           102.1
                                                                ========        ========
       Diluted ..........................................          104.6           102.4
                                                                ========        ========



        The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                          DECEMBER 31,     JUNE 30,
                                                                             1998            1999
                                                                          ------------     --------
                                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents ........................................       $    5.3        $   25.3
  Restricted cash and cash equivalents (Note 3) ....................             --           396.0
  Trade receivables (net of allowance for doubtful accounts
     of $6.3 and $8.9, respectively) ...............................           63.7            74.5
  Unbilled receivables .............................................           24.3            24.3
  Other ............................................................           38.5            48.6
                                                                           --------        --------
          Total current assets .....................................          131.8           568.7
                                                                           --------        --------
Property, plant and equipment, at cost .............................        2,271.1         2,307.0
Less accumulated depreciation ......................................          (16.7)          (50.9)
                                                                           --------        --------
          Property, plant and equipment, net .......................        2,254.4         2,256.1
                                                                           --------        --------
Investments in and advances to unconsolidated affiliates ...........           74.3           103.7
Goodwill, net ......................................................          877.6           911.8
Other assets .......................................................           20.2           516.6
                                                                           --------        --------
          Total Assets .............................................       $3,358.3        $4,356.9
                                                                           ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accruals ....................................       $  143.4        $  176.8
  Accounts payable - affiliates ....................................           20.0             5.5
  Deferred income ..................................................           71.0            42.1
  Short-term debt ..................................................             --           819.7
  Current maturities of long-term debt .............................           27.0            34.7
                                                                           --------        --------
          Total current liabilities ................................          261.4         1,078.8
                                                                           --------        --------
Long-term debt .....................................................          912.1           827.3
Long-term debt - affiliates ........................................          121.4           136.0
Deferred income taxes ..............................................          404.4           406.6
Other long-term liabilities ........................................           13.5            16.5
                                                                           --------        --------
          Total liabilities ........................................        1,712.8         2,465.2
                                                                           --------        --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized ...             --              --
  Common stock, $0.01 par value, 500,000,000 shares authorized,
      100,000,000 shares and 117,100,000 shares issued and
      outstanding, respectively ....................................            1.0             1.2
  Additional paid-in capital .......................................        1,671.0         1,971.3
  Retained earnings ................................................           10.2            39.7
  Cumulative foreign currency translation adjustment ...............          (36.7)         (120.5)
                                                                           --------        --------
          Total stockholders' equity ...............................        1,645.5         1,891.7
                                                                           --------        --------
          Total Liabilities and Stockholders' Equity ...............       $3,358.3        $4,356.9
                                                                           ========        ========

               The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                                        SIX MONTHS
                                                                                                          ENDED
                                                                                                         JUNE 30,
                                                                                                           1999
                                                                                                         --------
Operating Activities:
     Net income ..................................................................................       $   29.5
     Adjustments to reconcile net income to cash provided by
           operating activities:
         Depreciation and amortization ...........................................................           47.4
         Accretion and amortization of debt expenses and write-off of deferred financing costs ...           10.5
         Deferred income taxes ...................................................................            6.1
         Equity in earnings of unconsolidated affiliates .........................................           (0.5)
         Changes in operating assets and liabilities:
               Decrease in trade receivables and other current assets ............................            7.2
               Decrease in accounts payable and accruals .........................................          (14.7)
               Decrease in accounts payable - affiliates .........................................          (17.5)
               Increase in other assets ..........................................................          (40.2)
               Increase in other long-term liabilities ...........................................            2.4
                                                                                                         --------
Net cash provided by operating activities ........................................................           30.2
                                                                                                         --------
Investing Activities:
     Capital expenditures ........................................................................         (139.8)
     Investments in and advances to unconsolidated affiliates ....................................          (29.1)
     Business acquisitions, net of cash acquired .................................................         (545.9)
     Other .......................................................................................           (0.7)
                                                                                                         --------
Net cash used by investing activities ............................................................         (715.5)
                                                                                                         --------
Financing Activities:
     Proceeds from long-term borrowings ..........................................................          474.1
     Repayments of long-term borrowings ..........................................................         (225.5)
     Proceeds from short-term borrowings .........................................................          394.0
     Deposit to restricted cash and cash equivalent collateral account ...........................         (395.7)
     Net proceeds from revolving credit facilities ...............................................          137.9
     Issuance of common stock ....................................................................          300.5
     Advances from affiliates ....................................................................           97.0
     Repayments to affiliates ....................................................................          (71.1)
                                                                                                         --------
Net cash provided by financing activities ........................................................          711.2
                                                                                                         --------
Effect of exchange rate changes on cash ..........................................................           (5.9)
                                                                                                         --------
Change in cash and cash equivalents ..............................................................           20.0
                                                                                                         --------
Cash and cash equivalents, beginning of period ...................................................            5.3
                                                                                                         --------
Cash and cash equivalents, end of period .........................................................       $   25.3
                                                                                                         ========



        The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Registration Statement on Form S-1, which was declared effective on June 9, 1999.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain reclassifications have been made in the 1998 amounts to conform with the 1999 presentation. "Azurix" is used from time to time herein as a collective reference to Azurix Corp. and its subsidiaries and affiliates.

    Azurix was incorporated on January 29, 1998, however, substantially all of Azurix's 1998 results of operations, cash flows and equity transactions occurred during the fourth quarter of 1998, subsequent to the Wessex Water Plc acquisition (see Note 2). Interim financial statements for the periods ended June 30, 1998 are not presented because Azurix did not have results of operations or cash flows during those periods.

NOTE 2 - BUSINESS ACQUISITIONS

    On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including estimated transaction costs. Philip Utilities is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the U.S. and Canada.

    The purchase method of accounting was utilized, and accordingly, the assets and liabilities of Philip Utilities have been recorded at their estimated fair values on the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill, and is being amortized on a straight-line basis over 40 years. The results of operations of Philip Utilities have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price to the net assets acquired is preliminary because Azurix is in the process of finalizing its assessment of the related fair values. Azurix does not believe the final evaluation of these assessments will materially affect the allocation of the purchase price.

    On October 2, 1998, Azurix, through its indirect wholly owned subsidiary, Azurix Europe Ltd, acquired over 90% of the outstanding ordinary share capital of Wessex. Azurix completed the acquisition of the ordinary share capital of Wessex in November 1998. The cost of the Wessex acquisition, including transaction costs, was $2.4 billion. The purchase method of accounting was utilized and the results of operations of Wessex have been included in the consolidated financial statements since the date of acquisition.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    The following unaudited pro forma information summarizes consolidated results of operations of Azurix as if the Wessex acquisition had occurred as of the beginning of the earliest period presented:

                                             THREE MONTHS      SIX MONTHS
                                                ENDED            ENDED
                                               JUNE 30,         JUNE 30,
                                                1998              1998
                                             ------------      ----------
                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)
Operating revenues .....................       $ 115.9          $ 226.9
Net income .............................          24.6             45.3
Basic and diluted earnings per share ...          0.25             0.45

    These unaudited pro forma results of operations have been prepared for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results of Wessex, such as additional amortization expense as a result of goodwill, increased depreciation expense resulting from allocation of fair market value to fixed assets acquired, increased interest expense on acquisition debt and preference share redemption and the sale of Wessex's interest in Wessex Waste Management Ltd. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the Wessex acquisition occurred on the date indicated, and should not be viewed as indicative of operations in future periods.

    During the second quarter of 1999, Azurix was the successful bidder in a tender for a 30-year concession to operate the water and wastewater systems in two regions of the Province of Buenos Aires, Argentina, previously operated by Administracion General de Obras Sanitarias Buenos Aires. On June 30, 1999, Azurix, through Azurix Buenos Aires S.A., an indirect wholly owned subsidiary, entered into a concession contract with the provincial government covering the two regions and paid the government $438.6 million (see Note 4). On July 1, 1999, Azurix assumed operation of the water and wastewater systems and risk of ownership of the concession.

    In connection with the funding of this acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement. This loan is secured by cash and other short-term liquid investments which Azurix deposited into a cash collateral account and pledged as security for the loan (see Note 3). Azurix used $230.6 million of the proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary Azurix Europe Ltd, and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and its deposit into the cash collateral account. A 10% interest in Azurix Buenos Aires is required to be transferred to the employees of Administracion General de Obras Sanitarias Buenos Aires who became employees of the concession company under the concession contract.

NOTE 3 - RESTRICTED CASH

    At June 30, 1999, Azurix had restricted cash and cash equivalents of $396.0 million. This amount is on deposit in a cash collateral account that secures the $394.0 million loan to an Azurix subsidiary that was used to fund the Buenos Aires concession acquisition (see Note 2). The amount payable under the loan is included in "Short-term debt" on the consolidated balance sheet (see Note 5).

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - OTHER ASSETS

    Included in "Other assets" is $438.6 million that was paid on June 30, 1999 for the Buenos Aires concession acquisition (see Note 2). Azurix was required to pay the funds to the Province of Buenos Aires on June 30, 1999. Azurix assumed operation of the water and wastewater systems and risk of ownership of the concession on July 1, 1999.

NOTE 5 - SHORT-TERM DEBT

    On May 10, 1999, Azurix Europe entered into a revolving credit facility. At June 30, 1999, the maximum capacity of the facility was $670.0 million. Of this amount, $378.4 million may be used to fund acquisitions and the remaining amount may be used to refinance existing Azurix indebtedness. A portion of the unused borrowing capacity secures outstanding loan notes of $111.1 million (see Note
6). Borrowings outstanding at June 30, 1999 consisted of approximately $74.1 million used to repay all of the remaining indebtedness outstanding on its former senior credit facility and fees and expenses related to this facility, $107.0 million primarily used to fund the purchase of Philip Utilities and $208.0 million used in connection with the funding of the Buenos Aires concession acquisition (see Note 2). As of June 30, 1999, there was available borrowing capacity of $63.4 million under this facility to fund acquisitions, of which $22.5 million is expected to be used to purchase 49% of the capital stock of Industrias del Agua S.A. de C.V., a water and wastewater services company in Mexico, which is expected to close during the third quarter of 1999 (see Note
14).

    The revolving credit facility bears interest at the London interbank offered rate plus 0.75% or 1.0%, depending on the level of utilization of the borrowing capacity. Azurix incurs commitment fees of 0.375% on the unused borrowing capacity of this facility. The funds were borrowed under the revolving credit facility for a period of less than twelve months. The facility terminates on May 10, 2002, but contains a subjective material adverse change clause that enables the facility to be terminated before expiration. As a result, amounts outstanding under this facility have been classified as short-term debt. Azurix is in the process of refinancing, on a long-term basis, the borrowings under this facility that were used to fund acquisitions and anticipates consummation of the refinancing before the end of 1999. The facility contains restrictive covenants that include limitations on borrowings, maintenance of financial ratios such as interest coverage and debt to equity and contracts to perform or refrain from undertaking certain acts. The facility includes standard events of default, including non-payment, cross-defaults and insolvency. Azurix is currently in compliance with these covenants.

    As of June 30, 1999, Azurix, through a wholly owned subsidiary of Wessex, had $118.2 million outstanding under committed credit facilities with major commercial banks. Interest accrues on the committed credit facilities based on the London interbank offered rate plus 0.275%. The interest rate as of June 30, 1999 was 5.69%. Azurix pays commitment fees of 0.15% on the unused portion of committed lines of credit. The facilities expire in April 2002. The borrowings under these facilities have been reclassified as long-term debt based on the ability to re-borrow these funds under the facilities beyond one year and Azurix's intent to maintain such borrowings in excess of one year (see Note 6).

    In connection with the funding of the Buenos Aires concession acquisition (see Note 2), Azurix, through its subsidiary Azurix Buenos Aires S.A., entered into a credit agreement on June 24, 1999, and borrowed $394.0 million on June 29, 1999. The agreement is among Azurix Buenos Aires, Westdeutsche Landesbank Girozentrale, a German bank, as the agent, and a group of non-U.S. lenders. The loan is secured by cash and other short-term liquid investments in the aggregate amount of $396.0 million as of June 30, 1999, which Azurix deposited into a cash collateral account, including interest earned on amounts deposited, and pledged as security for the loan (see Note 3). The loan matures on June 22, 2000, or at an earlier time prior to such date if the direct or indirect ownership by Enron Corp. of the outstanding voting stock of Azurix falls below 25%, and Azurix Buenos Aires does not arrange for the assignment of the lenders' rights and

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


obligations under the credit agreement to a new group of lenders. The interest rate on amounts outstanding under this credit agreement as of June 30, 1999 was 5.36%.

    As of June 30, 1999, Azurix had $31.4 million outstanding on credit facilities with major commercial banks on an uncommitted basis. Interest accrues on the uncommitted facilities based on the market rate plus a negotiated margin. The interest rate on the uncommitted bank borrowings outstanding as of June 30, 1999 was 5.36%.

    Azurix, through its indirect wholly owned subsidiary Philip Utilities, has agreements with banks for additional lines of credit up to $6.8 million, of which $5.2 million was outstanding as of June 30, 1999. The weighted-average interest rate on these short-term bank borrowings outstanding as of June 30, 1999 was 6.89% on U.S. dollar borrowings and 5.95% on Canadian dollar borrowings. Borrowings under these agreements are secured by pledges of certain assets.

NOTE 6 - LONG-TERM DEBT

    The components of long-term debt are as follows:

                                                    DECEMBER 31,      JUNE 30,
                                                       1998             1999
                                                    ------------      --------
                                                           (IN MILLIONS)
                                                                     (UNAUDITED)
   Amounts reclassified from short-term debt ....    $ 424.0          $ 118.2
   Senior credit facility .......................      219.5               --
   Senior unsecured bonds .......................         --            467.4
   Loan notes ...................................      117.2            111.1
   European Investment Bank credit facilities ...       68.7             62.6
   Capital lease obligations ....................      109.7             94.4
   Other ........................................         --              8.3
                                                     -------          -------
                                                       939.1            862.0
   Less current maturities ......................      (27.0)           (34.7)
                                                     -------          -------
             Total long-term debt ...............    $ 912.1          $ 827.3
                                                     =======          =======

    At December 31, 1998, Azurix's senior credit facility consisted of a term loan facility of $322.6 million and a revolving credit facility of $575.3 million bearing interest at a rate of the London interbank offered rate plus 0.625%. The amounts outstanding at December 31, 1998, were $211.2 million and $8.3 million, under the term loan facility and the revolving credit facility, respectively. During the second quarter of 1999, Azurix used proceeds from credit facilities and its revolving credit facility entered into in May 1999, to retire the outstanding borrowings under its former senior credit facility. The former senior credit facility was subsequently terminated.

    On March 30, 1999, Azurix, through a wholly owned subsidiary of Wessex, issued U.K. pounds sterling denominated senior unsecured bonds with a face value of $473.0 million as of June 30, 1999. The net proceeds were primarily used to refinance the short-term bank borrowings that were outstanding on that date. The bonds mature on March 30, 2009 and bear interest at a rate of 5.875% payable annually.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes and interest expense is as follows:

                                                              SIX MONTHS
                                                                ENDED
                                                               JUNE 30,
                                                                1999
                                                              ----------
                                                            (IN MILLIONS)
                                                             (UNAUDITED)
     Income taxes ....................................         $  13.4
     Interest expense (net of amounts capitalized) ...            31.2

NOTE 8 - COMMITMENTS AND CONTINGENCIES

    Azurix is involved in various claims and lawsuits incidental to its business. Although no assurances can be given, Azurix believes that the ultimate resolution of such items will not have a material effect on its results of operations or financial position.

    Azurix is subject to extensive federal, foreign, state and local environmental laws and regulations. Azurix anticipates future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on our financial position and results of operations.

    A substantial portion of Azurix's revenues are subject to governmental regulation of the rates that it may charge to its customers. On July 27, 1999, the U.K. water regulator, the Director General of Water Services, announced new price limits for U.K. water companies for the period April 1, 2000 through 2005. Wessex was notified of a preliminary determination of a 13.5% price cut from 1999-2000 to 2000-2001. The announcement included level prices for the following two years with annual price increases in 2003-2004 and 2004-2005 of 2.0% and 3.1%, respectively. A final determination is expected in November 1999 after consultation between Wessex and the Director General. Wessex's regulated operating revenues represented over 85% of Azurix's total operating revenues for the six months ended June 30, 1999, and the preliminary price cut, if implemented, would be expected to materially reduce earnings. However, Azurix does not expect this would have a material adverse effect on its financial position.

NOTE 9 - EARNINGS PER SHARE

    The numerators in the basic and diluted earnings per share calculations are equal. A reconciliation of the denominators is as follows:

                                                  THREE MONTHS   SIX MONTHS
                                                     ENDED         ENDED
                                                    JUNE 30,      JUNE 30,
                                                     1999           1999
                                                  ------------   ----------
                                                        (IN MILLIONS)
                                                         (UNAUDITED)
     Denominator:
       Weighted-average shares - basic .....         104.1         102.1
       Effect of dilutive securities:
          Stock options ....................           0.5           0.3
                                                     -----         -----
       Weighted-average shares - diluted ...         104.6         102.4
                                                     =====         =====

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - STOCKHOLDERS' EQUITY

    On June 9, 1999, Azurix's Registration Statement on Form S-1 relating to its initial public offering was declared effective. The offering of 36.6 million shares of common stock was priced at $19.00 per share. Azurix sold 17.1 million shares and Atlantic Water Trust, the former 100% parent of Azurix, sold 19.5 million shares. The proceeds to Azurix, after deducting expenses associated with the offering, were $300.5 million. The proceeds were used to repay an advance from Enron, which holds a 50% voting interest in Atlantic Water Trust, and to partially fund the Buenos Aires concession acquisition (see Note 2). As of June 30, 1999, approximately 68.7% of Azurix's common stock was held by Atlantic Water Trust and the remaining 31.3% was held by the public (see Note 15).

NOTE 11 - INCOME TAXES

    During 1998, Azurix recorded a valuation allowance on a deferred tax asset of approximately $5.1 million related to losses incurred in the U.S. As of June 30, 1999, Azurix has determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available U.S. tax planning strategies) indicates that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance of approximately $5.1 million has been reversed in the second quarter of 1999.

NOTE 12 - COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes the following for the periods indicated:

                                                           THREE             SIX
                                                           MONTHS           MONTHS
                                                           ENDED            ENDED
                                                          JUNE 30,         JUNE 30,
                                                            1999             1999
                                                          --------         --------
                                                                 (IN MILLIONS)
                                                                  (UNAUDITED)
  Net income ....................................         $  13.4          $  29.5
  Other comprehensive income (loss):
      Foreign currency translation adjustment ...           (36.9)           (83.8)
                                                          -------          -------
  Comprehensive income (loss) ...................         $ (23.5)         $ (54.3)
                                                          =======          =======

NOTE 13 - EXTRAORDINARY LOSS

    In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity (see Note 6). Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

NOTE 14 - PENDING ACQUISITION

    Azurix entered into an agreement on May 28, 1999 to purchase 49% of the capital stock of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Monterrey, Mexico. Through a subsidiary, Industrias del Agua provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area that includes approximately two million people. In addition to holding an equity interest in Industrias del Agua, Azurix will serve as a technical participant under the Federal District contract. Industrias del Agua has provided these services since 1993, when it signed a ten year contract with the Water Commission of the Federal District. The transaction is subject to administrative and regulatory approvals. Azurix will pay $22.5 million in connection with the transaction, which is expected to close during the third quarter of 1999.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 15 - SUBSEQUENT EVENT

    On July 8, 1999, the underwriters exercised their over-allotment option in connection with the initial public offering of Azurix's common stock. As a result, Atlantic Water Trust sold an additional 1,963,468 shares of Azurix's common stock, reducing its ownership percentage in Azurix to approximately 67.1%.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the information contained in the Consolidated Financial Statements of Azurix and related notes thereto, contained herein, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Azurix's Registration Statement on Form S-1, which was declared effective on June 9, 1999.

BUSINESS ACQUISITIONS

    On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including estimated transaction costs. Philip Utilities is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the U.S. and Canada.

    During the second quarter of 1999, Azurix was the successful bidder in a tender for a 30-year concession to operate the water and wastewater systems in two regions of the Province of Buenos Aires, Argentina, previously operated by Administracion General de Obras Sanitarias Buenos Aires. On June 30, 1999, Azurix, through Azurix Buenos Aires S.A., an indirect wholly owned subsidiary, entered into a concession contract with the provincial government covering the two regions and paid the government $438.6 million. On July 1, 1999, Azurix assumed operation of the water and wastewater systems and risk of ownership of the concession.

    In connection with the funding of this acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement. This loan is secured by cash and other short-term liquid investments, which Azurix deposited into a cash collateral account and pledged as security for the loan. Azurix used $230.6 million of the proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary Azurix Europe Ltd, and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and its deposit into the cash collateral account. A 10% interest in Azurix Buenos Aires is required to be transferred to the employees of Administracion General de Obras Sanitarias Buenos Aires who became employees of the concession company under the concession contract. On a consolidated basis, the funding of the acquisition resulted in an increase in the short-term debt of Azurix of $602.0 million (representing $394.0 million drawn by Azurix Buenos Aires under the credit agreement and $208.0 million drawn by Azurix Europe under the senior credit facility) and a corresponding increase in the current assets of Azurix of $395.7 million (representing the amount deposited into the cash collateral account, excluding interest earned thereon).

PENDING ACQUISITION

    Azurix entered into an agreement on May 28, 1999 to purchase 49% of the capital stock of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Monterrey, Mexico. Through a subsidiary, Industrias del Agua provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area that includes approximately two million people. In addition to holding an equity interest in Industrias del Agua, Azurix will serve as a technical participant under the Federal District contract. Industrias del Agua has provided these services since 1993, when it signed a ten year contract with the Water Commission of the Federal District. The transaction is subject to administrative and regulatory approvals. Azurix will pay $22.5 million in connection with the transaction, which is expected to close during the third quarter of 1999.

RECENT DEVELOPMENTS

    On July 27, 1999, the U.K. water regulator, the Director General of Water Services, announced new price limits for U.K. water companies for the period April 1, 2000 through 2005. Wessex was notified of a preliminary determination of a 13.5% price cut from 1999-2000 to 2000-2001. The announcement included level prices for the following two years with annual price increases in 2003-2004 and 2004-2005 of 2.0% and 3.1%, respectively. A final determination is expected in November 1999 after consultation between Wessex and the Director General. Wessex's regulated operating revenues represented over 85% of Azurix's total operating revenues for the six months ended June 30, 1999, and the preliminary price cut, if implemented, would be expected to materially reduce earnings. However, Azurix does not expect this would have a material adverse effect on its financial position. The pending rate review was considered by Azurix in its valuation of Wessex at the time of acquisition.

RESULTS OF OPERATIONS

    Azurix had no operations as of June 30, 1998 and as a result, the following discussion is limited to results of operations for the three months and six months ended June 30, 1999. All of its 1998 operating income occurred during the fourth quarter of 1998 following the Wessex acquisition.

THREE MONTHS ENDED JUNE 30, 1999

    Operating revenues of $131.3 million for the three months ended June 30, 1999 included $115.8 million derived from Wessex and $14.6 million derived from Philip Utilities. Approximately 94% of the revenues from Wessex related to the sale of measured and unmeasured water and wastewater services. Wessex's remaining revenues were derived from SC Technology and its unregulated activities, which accounted for 2% and 4% of operating revenues from Wessex, respectively.

    Operations and maintenance expenses for the three months ended June 30, 1999 were $37.5 million. Of this amount, $22.4 million related to Wessex's cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes, and $3.6 million related to the costs of the plants being installed by SC Technology. The remaining $11.5 million was incurred by Philip Utilities.

    General and administrative expenses of $32.0 million for the three months ended June 30, 1999 included $22.3 million primarily related to the pursuit of acquisitions and development projects and $8.4 million related to Wessex's operations.

    Depreciation and amortization expenses of $24.1 million for the three months ended June 30, 1999 included $17.8 million derived from depreciation on the property, plant and equipment of Wessex as well as goodwill amortization expense at Wessex of $5.3 million.

    The effective tax rate before extraordinary item for the period was 10.6%. The difference between the effective tax rate and the U.S. statutory rate of 35% is primarily related to the reversal of a $5.1 million deferred tax valuation allowance that was recorded during 1998 relating to losses incurred in the U.S. As of June 30, 1999, Azurix has determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available U.S. tax planning strategies) indicates that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance has been reversed in the second quarter of 1999.

    In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity. Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss during the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999

    Operating revenues of $248.2 million for the six months ended June 30, 1999 included $232.7 million derived from Wessex and $14.6 million derived from Philip Utilities. Approximately 92% of the revenues from Wessex related to the sale of measured and unmeasured water and wastewater services. SC Technology operating revenues, and operating revenues from Wessex's unregulated activities, accounted for 4% each of Wessex's operating revenues.

    Operations and maintenance expenses for the six months ended June 30, 1999 were $68.7 million. Of this amount, $47.5 million related to Wessex's cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes, and $9.7 million related to the costs of the plants being installed by SC Technology. The remaining $11.5 million was incurred by Philip Utilities.

    General and administrative expenses of $55.2 million for the six months ended June 30, 1999 included $35.1 million primarily related to the pursuit of acquisitions and development projects and $17.8 million related to Wessex's operations.

    Depreciation and amortization expenses of $47.4 million for the six months ended June 30, 1999 included $35.6 million derived from depreciation on the property, plant and equipment of Wessex as well as goodwill amortization expense at Wessex of $10.7 million.

    The effective tax rate before extraordinary item for the period was 22.9%. The difference between the effective tax rate and the U.S. statutory rate of 35% is primarily related to the reversal of a $5.1 million deferred tax valuation allowance that was recorded during 1998 relating to losses incurred in the U.S. As of June 30, 1999, Azurix has determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available U.S. tax planning strategies) indicates that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance has been reversed in the second quarter of 1999.

    In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity. Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Azurix's cash provided by operating activities for the six months ended June 30, 1999 was $30.2 million. Cash used by investing activities for the period was $715.5 million and was comprised primarily of business acquisitions of $545.9 million and capital expenditures of $139.8 million. Cash provided by financing activities for the period was $711.2 million and was comprised of a net increase in borrowings of $806.4 million, a deposit of $395.7 million into a restricted cash and cash equivalents collateral account that secures the Buenos Aires concession acquisition loan and net proceeds from the initial public offering of Azurix's common stock of $300.5 million.

    As of June 30, 1999, Azurix had a working capital deficit of $510.1 million, compared to a working capital deficit of $129.6 million at December 31, 1998. The increase in the working capital deficit is primarily related to $389.1 million of funds borrowed on an existing revolving credit facility. The proceeds were primarily used to fund the acquisitions of Philip Utilities and the Buenos Aires concession and to refinance $66.2 million of Azurix's debt borrowed under a former credit facility that was classified as long-term. The funds were borrowed under the existing credit facility for a period of less than twelve months. The existing revolving credit facility terminates in 2002, and amounts currently borrowed may be re-borrowed under the facility. The borrowings under this facility are classified as short-term as a result of accounting rules issued by the Financial Accounting Standards Board that restrict a company from reclassifying short-term debt as long-term utilizing existing borrowing capacity under a long-term loan agreement, if that agreement contains a subjectively determinable or measurable clause that could result in the lender's right not to loan funds. Under the terms of the existing revolving credit facility, the banks are not required to loan funds to Azurix if banks that represent at least two-thirds of the then outstanding loan balance reasonably determine that Azurix cannot meet its payment obligations under the facility. Azurix is in the process of refinancing, on a long-term basis, $315.0 million in borrowings under this facility that were used to fund acquisitions and anticipates consummation of the refinancing before the end of 1999.

    In addition, at June 30, 1999, $42.1 million of the working capital deficit relates to funds received from customers in advance of providing services that is reflected on the Consolidated Balance Sheet as deferred income. This component of the working capital deficit does not require the use of cash, but is recognized in income over the period in which the services are provided. The remaining working capital deficit is related to the timing of cash payments. Excess cash, including funds received in advance of providing services, is used to repay short-term revolving bank credit facilities. The funds are re-borrowed under these credit facilities when needed to pay current obligations.

    At December 31, 1998, Azurix, through Azurix Europe, had in place a senior credit facility consisting of a term loan facility of $322.6 million and a revolving credit facility of $575.3 million. The amounts outstanding at December 31, 1998 were $211.2 million under the term loan facility and $8.3 million under the revolving credit facility. As a result, at December 31, 1998 Azurix had total availability under the senior credit facility of $678.4 million, consisting of $567.0 million under the revolving credit facility and $111.4 million under the term loan facility. Of the $567.0 million under the revolving credit facility, $91.5 million was permitted, if required, to fund the working capital deficit that existed at year end. The term loan capacity was used to secure a substantial portion of acquisition loan notes issued to Wessex shareholders in lieu of cash consideration for their shares. During the second quarter of 1999, Azurix used proceeds from bank credit facilities and its revolving credit facility entered into in May 1999, to retire the outstanding borrowings under its former senior credit facility. The former senior credit facility was subsequently terminated.

    On May 10, 1999, Azurix Europe entered into a revolving credit facility. At June 30, 1999, the maximum capacity of the facility was $670.0 million. Of this amount, $378.4 million can be used to fund acquisitions and the remaining amount may be used to refinance existing Azurix indebtedness. A portion of the unused borrowing capacity secures outstanding loan notes of $111.1 million. Borrowings outstanding at June 30, 1999 consisted of approximately $74.1 million used to repay all of the remaining indebtedness outstanding under its former senior credit facility and fees and expenses related to this facility, $107.0 million primarily used to fund the purchase of Philip Utilities and $208.0 million used in connection with the funding of the Buenos Aires concession acquisition. As of June 30, 1999, there was available borrowing capacity of $63.4 million under this facility to fund acquisitions, of which $22.5 million is expected to be used to purchase 49% of the capital stock of Industrias del Agua in Mexico, which is expected to close during the third quarter of 1999.

    Azurix's credit agreement with Enron provides $180 million of liquidity to fund general, administrative and operating expenses through December 2001. As of June 30, 1999, $20.9 million was outstanding under this credit agreement. The principal amount outstanding under the credit agreement is limited to no more than $60 million, $120 million and $180 million at any time during calendar years 1999, 2000 and 2001, respectively.

    As discussed above, Azurix is currently evaluating various financing strategies to raise additional capital to support further its business strategy of growth through acquisitions and development projects. Funds raised combined with cash flows from assets acquired will be used by Azurix to fund potential future acquisitions and privatizations. There can be no assurance that Azurix will be successful in securing any financing arrangements.

    Azurix's liquidity could be impacted by the potential interruption of the capital markets due to the Year 2000 problem. See Year 2000 for discussion of potential problems and Azurix's Year 2000 plan.

FINANCIAL RISK MANAGEMENT

    Azurix is exposed to market risks, particularly changes in U.S. and international interest rates and changes in currency exchange rates as measured against the functional currencies in which it operates. Azurix engages in hedging programs aimed at limiting the impact of significant and sudden fluctuations, but there can be no assurance that such an approach will be successful. Factors that could impact the effectiveness of its hedging programs include the accuracy of revenue forecasts, volatility of the currency and interest rate markets and the availability of hedging instruments. Azurix utilizes swap contracts to manage interest rate risk. Currency exchange rate risk is the result of transactions that are denominated in a currency other than the functional currencies in which Azurix operates. The primary purpose of Azurix's foreign currency hedging activities is to manage the volatility associated with currency exchange rates. Azurix manages these risks by utilizing derivative financial instruments for non-trading purposes. Azurix enters into currency or interest rate contracts for the sole purpose of hedging an existing or anticipated exposure, not for speculation. Azurix's accounting policies for, and the significant terms of, derivative financial instruments are described in
Note 1 and Note 8, respectively, to the Consolidated Financial Statements included in Azurix's Registration Statement on Form S-1.

    Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 1998, the value-at-risk estimate for foreign currency and interest rate exposure was $0.7 million and $0.9 million, respectively. The value-at- risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

YEAR 2000

    The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000, or may not recognize the date February 29, 2000, as there was no February 29 in 1900. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function.

    The effects of the Year 2000 problem are exacerbated by the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence applies to Azurix and Azurix's suppliers, trading partners and customers, as well as for governments of countries around the world where Azurix does business. This interdependence also applies to Enron Corp., on which Azurix relies in part for services that involve computer processing.

STATE OF READINESS

    Azurix's Board of Directors has been briefed about the Year 2000 problems generally and as they may affect Azurix. The Board has adopted the Enron Year 2000 plan (the "Plan") covering all of Azurix's business units. The aim of the Plan is to take reasonable steps to prevent Azurix's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause significant injury to persons or tangible property or an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Azurix's business).

    Azurix is implementing the Plan under the supervision of a Year 2000 Project Director. The Project Director coordinates the implementation of the Plan among Azurix's business units. As part of the overall Plan, each business unit in turn has developed, and is implementing, a Year 2000 plan specific to it. Azurix also has engaged outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

    Azurix will modify the Plan as events warrant. Under the Plan, Azurix will continue to inventory its mission-critical computer hardware and software systems and embedded chips, i.e., computer chips with date-related functions, contained in a wide variety of devices, that in turn are installed in a wide variety of equipment and that may fail to function or that may function improperly before, on or after January 1, 2000; assess the effects of Year 2000 problems on the mission-critical functions of Azurix's business units; remedy, to the extent practicable, systems software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-critical systems to which remediation efforts have been applied; and attempt to limit the adverse effects of Year 2000 problems that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

    The Plan recognizes that central information systems, such as large mainframes and midsize computer systems and desktop or personal computers and computer networks, can be vulnerable to Year 2000 problems. In addition, devices with embedded chips, such as flow controllers and controllers for automated pumps, are vulnerable to Year 2000 problems. Devices with embedded chips may be used for many purposes, and finding all of them may be difficult, even with a careful inventory and remediation process.

    The Plan recognizes that the computer, telecommunications and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of Azurix's business. Azurix does not have control of these Outside Entities or Outside Systems. In some cases, Outside Entities are foreign governments or businesses located in foreign countries. However, Azurix's Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in Azurix's judgment, have or may have a substantial effect on Azurix's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisions Azurix attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible." This refers to the ability of a system to process data reliably, both before and after January 1, 2000, without disruption due to an inability to process date information reliably. This is distinguished from "Year 2000 compliant," which implies that a system will work properly, both before and after January 1, 2000, even if outside systems fail to operate properly. Azurix will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to Azurix will be Year 2000 compatible well before January 1, 2000. Consequently, Azurix will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert where necessary, test and develop contingency plans for Azurix's connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with Azurix's mission-critical systems.

     The Plan requires Outside Entities to be ranked as mission-critical, important or ordinary. The Azurix teams are expected to maintain contact and receive status updates from the mission-critical Outside Entities throughout 1999 and, if necessary, into 2000. Non-mission-critical Outside Entities are to be addressed as time permits.

    It is important to recognize that the processes of inventorying, assessing, analyzing, converting, where necessary, testing and developing contingency plans for mission-critical items in anticipation of the Year 2000 are necessarily iterative processes. That is, the steps are repeated as Azurix learns more about the Year 2000 problem and its effects on Azurix's internal systems and on Outside Systems, and about the effects that embedded chips may have on Azurix's systems and Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. Azurix anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

      The Plan calls for most business units to have completed initial rounds of inventory, assessment, remediation and validation testing by June 30, 1999. At Azurix, that deadline has been met for the most part. Many systems were found to be Year 2000 ready. However, that does not guarantee that these systems do not continue to contain hidden Year 2000 defects in computer code or in embedded devices.

    As of June 30, 1999, Azurix and all of its business units were at various stages in implementation of the Plan, as shown in the following tables. The first table deals with the Azurix business units' mission-critical internal systems, including embedded chips, and the second deals with the business units' mission-critical Outside Systems of Outside Entities. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. Azurix does not have operational control of the Mendoza concession. The information included in the following tables relating to the Mendoza concession is based on information provided to Azurix by SAUR, the operator of the concession.


   ---------------------------------------------------------------------------------------------------------
                        Year 2000 Plan Readiness by Azurix Business Unit as of June 30, 1999
                                       (Mission-Critical Internal Items)
   ---------------------------------------------------------------------------------------------------------

                                                                                     Y2K-        Contingency
                    Inventory    Assessment    Analysis     Conversion    Testing    Ready          Plan
   ---------------------------------------------------------------------------------------------------------
   Buenos Aires,    IP           IP            IP           IP            IP         IP          IP
   Argentina
   ---------------------------------------------------------------------------------------------------------
   Cancun           C            C             C            IP            IP         IP          IP
   ---------------------------------------------------------------------------------------------------------
   Obras            C            C             C            IP            IP         IP          IP
   Sanitarias
   Mendoza
   ---------------------------------------------------------------------------------------------------------
   Philip           C            C             IP           IP            IP         IP          IP
   Utilities
   ---------------------------------------------------------------------------------------------------------
   Wessex           C            C             C            C             C          C           C
   ---------------------------------------------------------------------------------------------------------

          Legend: C = Complete   IP= In Process    TBI = To be Initiated

   ---------------------------------------------------------------------------------------------------------
                           Year 2000 Plan Readiness by Azurix Business Unit as of June 30, 1999
                                        (Mission-Critical Outside Entities)
   ---------------------------------------------------------------------------------------------------------

                                                                                     Y2K-     Contingency
                    Inventory    Assessment    Analysis     Conversion    Testing    Ready       Plan
   ---------------------------------------------------------------------------------------------------------
   Buenos Aires,    IP           IP            IP           IP            TBI        TBI         IP
   Argentina
   ---------------------------------------------------------------------------------------------------------
   Cancun           C            C             C            IP            IP         IP          IP
   ---------------------------------------------------------------------------------------------------------
   Obras            C            C             C            C             IP         IP          IP
   Sanitarias
   Mendoza
   ---------------------------------------------------------------------------------------------------------
   Philip           C            IP            IP           IP            IP         IP          IP
   Utilities
   ---------------------------------------------------------------------------------------------------------
   Wessex           C            C             C            C             C          C           C
   ---------------------------------------------------------------------------------------------------------

          Legend: C = Complete   IP= In Process   TBI = To be Initiated


    The following tables show, by business unit, historical and estimated completion dates, as applicable, for the initial iteration of various stages of the Plan. The first table deals with the Azurix business units' mission-critical internal systems including embedded chips and the second deals with the business units' mission-critical Outside Systems of Outside Entities.

   ---------------------------------------------------------------------------------------------------------
                      Year 2000 Completion Dates by Azurix Business Unit as of June 30, 1999
                                   (Mission-Critical Internal Items)
   ---------------------------------------------------------------------------------------------------------

                                                                                     Y2K-     Contingency
                     Inventory    Assessment    Analysis     Conversion    Testing   Ready        Plan
   ---------------------------------------------------------------------------------------------------------
   Buenos Aires,    7/99         8/99          8/99         9/99          9/99       10/99       9/99
   Argentina
   ---------------------------------------------------------------------------------------------------------
   Cancun           n/a          n/a           n/a          7/99          7/99       8/99        8/99
   ---------------------------------------------------------------------------------------------------------
   Obras            n/a          n/a           n/a          7/99          8/99       10/99       9/99
   Sanitarias
   Mendoza
   ---------------------------------------------------------------------------------------------------------
   Philip           n/a          n/a           7/99         8/99          11/99      11/99       9/99
   Utilities
   ---------------------------------------------------------------------------------------------------------
   Wessex           n/a          n/a           n/a          6/99          6/99       6/99        6/99
   ---------------------------------------------------------------------------------------------------------

   ---------------------------------------------------------------------------------------------------------
                      Year 2000 Completion Dates by Azurix Business Unit as of June 30, 1999
                                   (Mission-Critical Outside Entities)
   ---------------------------------------------------------------------------------------------------------

                                                                                     Y2K-     Contingency
                    Inventory    Assessment    Analysis     Conversion    Testing    Ready       Plan
   ---------------------------------------------------------------------------------------------------------
   Buenos Aires,    7/99         8/99          8/99         9/99          9/99       9/99       9/99
   Argentina
   ---------------------------------------------------------------------------------------------------------
   Cancun           n/a          n/a           n/a          7/99          7/99       8/99       8/99
   ---------------------------------------------------------------------------------------------------------
   Obras            n/a          n/a           n/a          n/a           7/99       8/99       9/99
   Sanitarias
   Mendoza
   ---------------------------------------------------------------------------------------------------------
   Philip           6/99         7/99          7/99         8/99          8/99       9/99       9/99
   Utilities
   ---------------------------------------------------------------------------------------------------------
   Wessex           n/a          n/a           n/a          5/99          5/99       6/99       6/99
   ---------------------------------------------------------------------------------------------------------

         n/a = Not applicable (work completed before Azurix involvement)

    Azurix will continue to closely monitor work under the Plan and to revise estimated completion dates for the initial iteration of each listed process. Because Azurix's Year 2000 Plan treats Year 2000 effort as an iterative process, Azurix will commence additional cycles of inventory, assessment, remediation and validation testing, which will be conducted in parallel, and in coordination, with Azurix's Year 2000 contingency planning.

PENDING ACQUISITION

    We have made initial inquiries and made some preliminary examinations regarding the Year 2000 readiness status of the mission-critical internal information systems, devices with embedded chips and external dependencies at Industrias del Agua, S.A. de C.V. in Monterrey, Mexico. We have concluded that there are likely to be significant Year 2000 problems with mission-critical internal information systems, embedded devices and external dependencies. Consequently, promptly upon assuming responsibility for operations, Azurix will start implementing the Plan. At this time it is too early for us to make estimates about when the initial cycle of work will be completed at each location for the stages of inventory, assessment, conversion, testing, implementation and contingency planning. We also cannot estimate the costs for the Year 2000 work involved in each of these stages or overall, at each location. However, we believe that we will complete an initial estimate of these costs no later than October or November of 1999, and we presently anticipate that the costs for doing so will not be material. However, unforeseen circumstances could arise during the implementation of the Plan that could adversely affect the location and its mission-critical facilities, thereby disrupting or materially adversely affecting its business.

    We are pursuing additional concessions, outsourcing contracts and other water and wastewater projects. We expect that we will adapt the Plan to cover our additional operations.

COSTS TO ADDRESS YEAR 2000 ISSUES

    Under the Plan and otherwise, Azurix has not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing or contingency planning. Further, Azurix anticipates that its future costs for these purposes, including those for implementing its Year 2000 contingency plans, will not be material.

    Azurix continues to be concerned with hidden defects in computer code, including recoding errors in remediated code, sabotage of remediated code, embedded devices with Year 2000 defects and the potential failure of mission-critical Outside Entities, both domestic and international and including foreign governments. Azurix is developing reasonable contingency plans to prepare to the extent practicable to avoid substantial Year 2000-related disruptions that may have a material adverse effect on Azurix and its business. Because of the nature of potential Year 2000 deficiencies, their impact cannot be quantified. None of these problems is unique to Azurix.

    Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Summary" section below, that the actual costs of implementing the Plan will not differ materially from the estimated costs or that Azurix will not be materially adversely affected by Year 2000 issues.

YEAR 2000 RISK FACTORS

    Regulatory requirements. Certain of Azurix's business units operate in industries that are regulated by governmental authorities. Azurix expects to satisfy these regulatory authorities' requirements for achieving Year 2000 readiness. If Azurix's reasonable expectations in this regard are in error, and if a regulatory authority should order the temporary cessation of Azurix's operations in one or more of these areas, the adverse effect on Azurix could be material. Outside Entities could face similar problems that materially adversely affect Azurix.

    Shortage of resources. Between now and Year 2000, there will be increased competition for people with the technical and managerial skills necessary to deal with the Year 2000 problem. While Azurix is taking precautions to recruit and retain sufficient people skilled in dealing with the Year 2000 problem and has hired consultants who bring additional skilled people to deal with the Year 2000 problem as it affects Azurix, Azurix could face shortages of skilled personnel or other resources, such as Year 2000-ready computer chips or other components. These shortages might delay or otherwise impair Azurix's progress towards making its mission-critical systems Year 2000 ready. Outside Entities could face similar problems that materially adversely affect Azurix. Azurix believes that the possible impact of the shortage of skilled people is not, and will not be, unique to Azurix.

    Potential shortcoming. Azurix estimates that its mission-critical systems, domestic and international, will be Year 2000-ready before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the Plan that would materially and adversely affect Azurix.

    Cascading effect. Azurix and its business units are taking reasonable steps to identify, assess and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, Azurix anticipates that it will not be able to find and replace all devices with embedded chips in Azurix's systems. Further, Azurix anticipates that Outside Entities on which Azurix depends also will not be able to find and remediate all devices with embedded chips. Some of the embedded chips that fail to operate or that produce improper results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems. These cascading failures may have adverse effects upon Azurix's ability to maintain safe operations and may also have adverse effects upon Azurix's ability to serve its customers, to comply with environmental statutes and regulations and otherwise to fulfill contractual and other legal obligations. The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. Azurix believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to Azurix.

    Outside Entities. Azurix intends to meet with some of the Outside Entities that are mission-critical to Azurix for Year 2000 purposes. The Outside Entities Azurix is contacting include suppliers, customers, financial institutions and governmental entities. However, Azurix cannot in any way ensure that these Outside Entities will be Year 2000 ready, nor can Azurix place complete reliance on assurances, written or oral, from these Outside Entities that they expect to be Year 2000 ready. These Outside Entities are subject to failure resulting from the problems of embedded chips, re-coding errors in remediated code and the effects of possible sabotage, as well as the failure of entities external to them. Because of this potential for disruption and material adverse consequences, Azurix never considers an external entity to be "Year 2000 compliant" or "Year 2000 ready." Instead, Azurix and Enron will deal with the possibility that mission-critical Outside Entities will not be Year 2000 ready by developing reasonable contingency plans.

    Azurix cannot assure that suppliers upon which it depends for essential goods and services will convert and test their mission-critical systems and processes in a timely and effective manner. Failure or delay to do so by all or some of these Outside Entities, including U.S. federal, state or local governments and foreign governments, could create substantial disruptions having a material adverse affect on Azurix's business.

    Although Azurix relies on Enron for computer processing services at its headquarters in Houston and London, Azurix's systems at its operating subsidiaries function independently of Enron's systems. Azurix relies on Enron's mainframe system used for functions such as accounting and human resources. Enron has advised Azurix that it believes that its mission-critical systems will be Year 200 ready substantially before January 1, 2000. However, unforeseen circumstances could arise during the implementation of the Plan that could adversely effect Enron's mission-critical functions, thereby disrupting Azurix's business. Azurix does not believe that such disruptions would have a material adverse effect on Azurix.

    U.S. Y2K Act. Azurix may face additional risk as a result of the uncertainties and probable additional litigation, resulting from the enactment of the U.S. federal "Y2K Act." Because experience with this recently enacted legislation is very limited, Azurix cannot at this time quantify the financial impact or potential business disruption that may result from this legislation. However, the adverse impact on Azurix's business might be material.

CONTINGENCY PLANS

    As part of the Plan, Azurix is developing contingency plans that deal with two aspects of the Year 2000 problem: (1) that Azurix, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its internal mission-critical systems and (2) that Outside Systems may not be Year 2000 ready, despite Azurix's good-faith, reasonable efforts to work with Outside Entities. Azurix's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

    Azurix's contingency plans will include an assessment of all its mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process will commence in the early minutes of January 1, 2000, and continue for hours, days or weeks as circumstances require. Further, Azurix will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to Azurix. The assessment process will cover, for example, loss of electrical power from utilities, telecommunications services from carriers or building access, security or elevator service in facilities occupied by Azurix. The contingency plans will also include events such as failure of the delivery of chemicals for water and wastewater treatment or events of sabotage.

    Azurix's contingency plans include the creation of teams that will be standing by on the evening of December 31, 1999, prepared to respond rapidly and otherwise as necessary to mission-critical Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality and location of the problem. Because Azurix operates internationally, some of its Year 2000 contingency teams will be stationed at Azurix's mission-critical facilities overseas.

WORST CASE SCENARIO

    The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios Azurix may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas and similar supplies by utilities serving Azurix domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to transportation services for Azurix and its employees, contractors, suppliers and customers; significant disruption to Azurix's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of Azurix's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as water and wastewater treatment plants, domestically and internationally; and the failure, domestically and internationally, of Outside Systems, the effects of which would have a cumulative material adverse impact on Azurix's mission-critical systems. If electrical power is unavailable to a water or wastewater facility for a period greater than several hours, Azurix might not be able to keep the facility functioning and, as a result, untreated or improperly treated water might be discharged into the distribution system and wastewater might be discharged into waterways. Among other things, Azurix could face substantial claims by governments, governmental authorities or customers, or loss of revenues, due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, harm to persons or to tangible property, stabilization of operations following mission-critical failures and the execution of contingency plans. Azurix could also experience an inability by customers, traders and others to pay, on a timely basis or at all, obligations owed to Azurix. Under these circumstances, the adverse effect on Azurix and the diminution of Azurix's revenues would be material, although not quantifiable at this time. Further, in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on Azurix and the diminution of Azurix's revenues from a domestic or global recession or depression, also are likely to be material, although not quantifiable at this time.

    Azurix will continue to monitor business conditions with the aim of assessing and minimizing adverse effects, if any, that result or may result from the Year 2000 problem.

SUMMARY

    Azurix has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission-critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Azurix, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to Azurix that is not Year 2000 compatible, or that may be subject to re-coding errors or sabotage; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of mission-critical Azurix systems or Outside Systems. Accordingly, there can be no assurance that all of Azurix's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Azurix's business. If, despite Azurix's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to Azurix's business, the adverse impact on Azurix's business could be material. Additionally, while Azurix's Year 2000 costs are not expected to be material, such costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Azurix's implementation of the Plan.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Azurix believes our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

    o   Political developments in foreign countries

    o The ability to enter new water and wastewater markets in the United States and in other jurisdictions

    o The timing and extent of deregulation of water and wastewater markets in the United States and in other countries

    o Regulatory developments in the United States and in other countries, including tax legislation and regulations

    o The extent of efforts by governments to privatize water and wastewater industries

    o The timing and extent of changes in non-U.S. currencies and interest rates

    o The extent of success in acquiring water and wastewater assets and developing and managing water resources, including the ability to qualify for and win bids for water and wastewater infrastructure projects

    o The ability of counterparties to financial risk management instruments and other contracts with us to meet their financial commitments to us

    o The effectiveness of our Year 2000 plan and the Year 2000 readiness of Outside Entities, including foreign governments

    o Our ability to access the debt and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and our credit ratings for our debt obligations

    We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 15, Azurix filed a Registration Statement on Form S-1 (File No. 333-74379) relating to an initial public offering of its common stock for a proposed maximum aggregate offering price of $862.5 million. On June 9, 1999, Azurix's Registration Statement on Form S-1 relating to its initial public offering was declared effective. Azurix sold 17.1 million shares, and Atlantic Water Trust, the former 100% parent of Azurix, sold 19.5 million shares of Azurix's common stock in the offering, which closed on June 15, 1999. The public offering price was $19.00 per share of common stock, and the underwriting discount was $1.14 per share of common stock. The proceeds from the offering, after deducting the underwriting discount but before deducting expenses associated with the offering, to Azurix were $305.4 million. The proceeds, after deducting the underwriting discount but before deducting expenses, to Atlantic Water Trust were $348.3 million. The net offering proceeds to Azurix, after deducting the underwriting discount and expenses, were $300.5 million.

    On June 30, 1999, Azurix, through Azurix Buenos Aires S.A., an indirect wholly owned subsidiary of Azurix, entered into a concession contract with the provincial government covering two regions in the Province of Buenos Aires and paid the government $438.6 million. In connection with the funding of this acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement dated as of June 24, 1999. This loan is secured by cash and other short-term liquid investments in the aggregate amount of $396.0 million, which Azurix has on deposit in a cash collateral account and pledged as security for the loan. Azurix used $230.6 million of the net proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary Azurix Europe Ltd, and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and its deposit into the cash collateral account. Azurix used the remaining net proceeds to repay an advance to Azurix from Enron, which holds a 50% voting interest in Atlantic Water Trust.

    On July 8, 1999, the underwriters for the offering exercised the over-allotment option granted to them by Atlantic Water Trust in connection with the offering. On July 12, 1999, Atlantic Water Trust sold an additional 1,963,468 shares of Azurix's common stock. Azurix did not receive any proceeds from the sale of common stock by Atlantic Water Trust.

    The managing underwriters for the offering in the United States and Canada were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, PaineWebber Incorporated, BT Alex. Brown Incorporated and Banc of America Securities LLC. The managing underwriters for the offering outside the United States and Canada were Merrill Lynch International, Credit Suisse First Boston (Europe) Limited, Donaldson, Lufkin & Jenrette International, PaineWebber International (U.K.) Ltd., ABN AMRO Rothschild and HSBC Investment Bank plc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 18, 1999, Atlantic Water Trust, then the sole stockholder of Azurix, executed a written consent of sole stockholder in lieu of meeting that approved the Restated Certificate of Incorporation of Azurix. A copy of this Restated Certificate of Incorporation was filed as Exhibit 3.1 to Azurix's Registration Statement on Form S-1, which was declared effective on June 9, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                EXHIBIT
                NUMBER:    EXHIBIT

                  10.1 U.S. $394,000,000 Credit Agreement, dated as of June 24, 1999, among Azurix Buenos Aires S.A., as Borrower, and the Initial Lenders named therein, as Initial Lenders, and Westdentsche Landestank Girozentrale, as Agent.

                  10.2 Cash Collateral Agreement, dated as of June 25, 1999, among Azurix, as Pledgor, and The Chase Manhattan Bank, as Collateral Agent and Collateral Securities Intermediary and the other parties named therein.

                  10.3 Concession Contract dated June 30, 1999, between the Executive Authorities of the Province of Buenos Aires and Azurix Buenos Aires S.A. ( to be filed by amendment as an exhibit to Azurix's Form 8-K dated June 30, 1999).

                  27 Financial Data Schedule (included only in the electronic filing of this document).

         (b)  Reports on Form 8-K:

     A Form 8-K dated June 30, 1999 was filed with respect to Azurix's acquisition of a concession to operate water and wastewater systems in regions of the Province of Buenos Aires, Argentina.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AZURIX CORP.



Date: August 16, 1999                   By:        /s/ Rodney L. Faldyn
                                           -------------------------------------
                                                     Rodney L. Faldyn
                                                 Chief Accounting Officer
                                                 (Duly Authorized Officer)
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
10.1     U.S. $394,000,000 Credit Agreement, dated as of June 24, 1999, among
         Azurix Buenos Aires S.A., as Borrower, and the Initial Lenders named therein, as Initial Lenders, and Westdentsche Landestank Girozentrale,
         as Agent.

10.2     Cash Collateral Agreement, dated as of June 25, 1999, among Azurix, as
         Pledgor, and The Chase Manhattan Bank, as Collateral Agent and
         Collateral Securities Intermediary and the other parties named therein.

10.3     Concession Contract dated June 30, 1999, between the Executive
         Authorities of the Province of Buenos Aires and Azurix Buenos Aires
         S.A. ( to be filed by amendment as an exhibit to Azurix's Form 8-K dated June 30, 1999).

27 Financial Data Schedule (included only in the electronic filing of this document).