Form 10-Q
period 1999-09-30
AZURIX CORP
filed 1999-11-15
CIK 1080205

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1999          COMMISSION FILE NO. 001-15065

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             TITLE OF CLASS                    OUTSTANDING AT NOVEMBER 15, 1999

              Common Stock                                117,100,000





===============================================================================

                                  AZURIX CORP.
                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Income for the three months and nine months ended
     September 30, 1999 (unaudited).........................................................................   2

   Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited)...................   3

   Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 (unaudited)............   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................  25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................  27

Item 6.  Exhibits and Reports on Form 8-K...................................................................  28

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AZURIX CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS       NINE MONTHS
                                                                            ENDED              ENDED
                                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                                            1999               1999
                                                                         -------------      -------------

Operating revenues .................................................     $       170.5      $       418.7
Operating expenses:
  Operations and maintenance .......................................              67.1              135.8
  General and administrative .......................................              27.6               82.8
  Depreciation and amortization ....................................              28.5               75.9
                                                                         -------------      -------------
          Total operating expenses .................................             123.2              294.5
                                                                         -------------      -------------
Operating income ...................................................              47.3              124.2
                                                                         -------------      -------------
Other income (expense):
  Equity in earnings of unconsolidated affiliates ..................               0.4                0.9
  Interest expense, net ............................................             (20.2)             (50.5)
                                                                         -------------      -------------
Income before minority interest, income taxes and extraordinary
  loss .............................................................              27.5               74.6
                                                                         -------------      -------------
Minority interest ..................................................              (0.5)              (0.5)
Income tax expense .................................................               9.2               20.0
                                                                         -------------      -------------
Income before extraordinary loss ...................................              18.8               55.1
                                                                         -------------      -------------
Extraordinary loss, net of income tax benefit ......................                --                6.8
                                                                         -------------      -------------
Net income .........................................................     $        18.8      $        48.3
                                                                         =============      =============
Earnings per share of common stock:
Basic and diluted:
       Before extraordinary loss ...................................     $        0.16      $        0.51

       Extraordinary loss ..........................................                --              (0.06)
                                                                         -------------      -------------
       Basic and diluted earnings per share ........................     $        0.16      $        0.45
                                                                         =============      =============
Weighted-average shares outstanding:
       Basic .......................................................             117.1              107.1
                                                                         =============      =============
       Diluted .....................................................             118.0              107.6
                                                                         =============      =============








                   The accompanying notes are an integral part of these
                             consolidated financial statements.

                                  AZURIX CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                     ASSETS                                              DECEMBER 31,       SEPTEMBER 30,
                                                                                             1998                1999
                                                                                         -------------      -------------
                                                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents ........................................................     $         5.3      $        13.9
  Restricted cash and cash equivalents (Note 3) ....................................                --              401.2
  Trade receivables (net of allowance for doubtful accounts
     of $6.3 and $9.7, respectively) ...............................................              63.7              101.0
  Unbilled receivables .............................................................              24.3               29.0
  Other ............................................................................              38.5               58.3
                                                                                         -------------      -------------
          Total current assets .....................................................             131.8              603.4
                                                                                         -------------      -------------
Property, plant and equipment, at cost .............................................           2,271.1            2,479.2
Less accumulated depreciation ......................................................             (16.7)             (71.6)
                                                                                         -------------      -------------
          Property, plant and equipment, net .......................................           2,254.4            2,407.6
                                                                                         -------------      -------------
Investments in and advances to unconsolidated affiliates ...........................              74.3              103.8
Concession rights, net .............................................................                --              449.7
Goodwill, net ......................................................................             877.6            1,010.4
Other assets .......................................................................              20.2              149.1
                                                                                         -------------      -------------
          Total Assets .............................................................     $     3,358.3      $     4,724.0
                                                                                         =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accruals ....................................................     $       143.4      $       219.2
  Accounts payable - affiliates ....................................................              20.0                5.0
  Deferred income ..................................................................              71.0               27.8
  Short-term debt ..................................................................                --              951.0
  Current maturities of long-term debt .............................................              27.0               36.1
                                                                                         -------------      -------------
          Total current liabilities ................................................             261.4            1,239.1
                                                                                         -------------      -------------
Long-term debt .....................................................................             912.1              840.5
Long-term debt - affiliates ........................................................             121.4              165.9
Deferred income taxes ..............................................................             404.4              449.3
Other long-term liabilities ........................................................              13.5               46.6
                                                                                         -------------      -------------
          Total liabilities ........................................................           1,712.8            2,741.4
                                                                                         -------------      -------------
Commitments and contingencies (Note 7)
Minority interest ..................................................................                --                4.0
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized ...................                --                 --
  Common stock, $0.01 par value, 500,000,000 shares authorized, 100,000,000
      shares and 117,100,000 shares issued and outstanding, respectively ...........               1.0                1.2
  Additional paid-in capital .......................................................           1,671.0            1,971.3
  Retained earnings ................................................................              10.2               58.5
  Cumulative foreign currency translation adjustment ...............................             (36.7)             (52.4)
                                                                                         -------------      -------------
          Total stockholders' equity ...............................................           1,645.5            1,978.6
                                                                                         -------------      -------------
          Total Liabilities and Stockholders' Equity ...............................     $     3,358.3      $     4,724.0
                                                                                         =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                                   NINE MONTHS
                                                                                                      ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                      1999
                                                                                                   ------------
Operating Activities:
     Net income ..............................................................................     $      48.3
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization .......................................................            75.9
         Accretion and amortization of debt expenses and write-off of deferred
           financing costs ...................................................................            10.9
         Deferred income taxes ...............................................................            10.0
         Equity in earnings of unconsolidated affiliates .....................................            (0.9)
         Minority interest ...................................................................            (0.5)
         Changes in operating assets and liabilities:
               Increase in trade receivables and other current assets ........................           (18.1)
               Decrease in accounts payable and accruals .....................................            (3.8)
               Increase in other assets ......................................................           (67.3)
               Increase in other long-term liabilities .......................................             2.4
                                                                                                   -----------
Net cash provided by operating activities ....................................................            56.9
                                                                                                   -----------
Investing Activities:
     Capital expenditures ....................................................................          (202.5)
     Investments in and advances to unconsolidated affiliates ................................           (27.9)
     Business acquisitions, net of cash acquired .............................................          (630.2)
     Other ...................................................................................            (0.7)
                                                                                                   -----------
Net cash used by investing activities ........................................................          (861.3)
                                                                                                   -----------
Financing Activities:
     Proceeds from long-term borrowings ......................................................           474.1
     Repayments of long-term borrowings ......................................................          (249.0)
     Proceeds from short-term borrowings .....................................................           418.5
     Net proceeds from revolving credit facilities ...........................................           232.2
     Deposit to restricted cash and cash equivalents collateral account ......................          (395.7)
     Issuance of common stock ................................................................           300.5
     Advances from affiliates, net of repayments .............................................            33.1
                                                                                                   -----------
Net cash provided by financing activities ....................................................           813.7
                                                                                                   -----------
Effect of exchange rate changes on cash ......................................................            (0.7)
                                                                                                   -----------
Change in cash and cash equivalents ..........................................................             8.6
                                                                                                   -----------
Cash and cash equivalents, beginning of period ...............................................             5.3
                                                                                                   -----------
Cash and cash equivalents, end of period .....................................................     $      13.9
                                                                                                   ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Registration Statement on Form S-1, which was declared effective on June 9, 1999.

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

     Azurix was incorporated on January 29, 1998, however, substantially all of Azurix's 1998 results of operations, cash flows and equity transactions occurred during the fourth quarter of 1998, subsequent to the Wessex Water Plc acquisition (see Note 2). Interim financial statements for the periods ended September 30, 1998 are not presented because Azurix did not have results of operations or cash flows during those periods.

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

     The following unaudited pro forma information summarizes consolidated results of operations of Azurix as if the Wessex acquisition had occurred as of the beginning of the earliest period presented:


                                       THREE MONTHS        NINE MONTHS
                                          ENDED               ENDED
                                       SEPTEMBER 30,      SEPTEMBER 30,
                                           1998                1998
                                     ----------------    ----------------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                (UNAUDITED)
Operating revenues .................     $     117.6     $     344.5
Net income .........................            30.5            75.8
Basic and diluted earnings
 per share .........................            0.30            0.76

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including transaction costs. Philip Utilities is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the U.S. and Canada. This business subsequently was renamed Azurix North America.

     The purchase method of accounting was utilized, and accordingly, the assets and liabilities of Azurix North America have been recorded at their estimated fair values on the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill, and is being amortized on a straight-line basis over 40 years. The results of operations of Azurix North America have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price to the net assets acquired is preliminary because Azurix is in the process of finalizing its assessment of the related fair values. Azurix does not believe the final evaluation of these assessments will materially affect the allocation of the purchase price.

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

     In connection with the funding of this acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement. This loan is secured by cash and other short-term liquid investments which Azurix deposited into a cash collateral account and pledged as security for the loan (see Note 3). Azurix used $230.6 million of the proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary, Azurix Europe Ltd, and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and the deposit into the cash collateral account. Under the concession contract, a 10% interest in Azurix Buenos Aires is required to be transferred to the employees of Administracion General de Obras Sanitarias Buenos Aires who became employees of Azurix Buenos Aires.

     On September 24, 1999, Azurix acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. for $22.5 million, excluding transaction costs. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Monterrey, Mexico that provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area with a population of approximately two million people. Industrias del Agua has provided these services since 1993, when it signed a 10-year contract with the Water Commission of the Federal District. In addition to holding an interest in Industrias del Agua, Azurix provides technical services and ultimately expects to serve as a technical participant under the Federal District contract.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     On September 24, 1999, Azurix acquired from an affiliate of AMX - Acqua Management Inc., 100% of three Brazilian companies, Geoplan - Assessoria, Planejamento e Perfuracoes Ltda., Aguacerta - Sistemas de Abastecimento Ltda. and Aguacerta Saneamento Ltda. for $55.6 million, excluding transaction costs. The acquired companies have offices in the states of Rio de Janeiro and Sao Paulo, Brazil and provide water drilling, water supply and wastewater treatment services in Brazil. Azurix has contingent payment obligations to a former owner under certain negotiated formulas and has retained a former affiliate as a consultant to its Brazilian operations.

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

     At September 30, 1999, Azurix had restricted cash and cash equivalents of $401.2 million which is on deposit in a cash collateral account that secures the $394.0 million loan to an Azurix subsidiary that was used to fund the Buenos Aires concession acquisition (see Note 2). The amount payable under the loan is included in "Short-term debt" on the consolidated balance sheet (see Note 4).

NOTE 4 - SHORT-TERM DEBT

     On May 10, 1999, Azurix Europe entered into a revolving credit facility. At September 30, 1999, the maximum capacity of the facility was $699.4 million. Of this amount, $395.0 million may be used to fund acquisitions and the remaining amount may be used to refinance existing Azurix indebtedness. A portion of the unused borrowing capacity is reserved to provide for the refinancing of outstanding loan notes of $103.2 million (see Note 5). Borrowings outstanding at September 30, 1999 consisted of approximately $77.3 million used to repay all of the remaining indebtedness outstanding on its former senior credit facility and fees and expenses related to this facility, $386.0 million primarily used to fund acquisitions and $13.2 million used to redeem Wessex acquisition loan notes.

     The Azurix Europe revolving credit facility bears interest at the London interbank offered rate plus 0.75% or 1.0%, depending on the level of utilization of the borrowing capacity. Azurix incurs commitment fees of 0.375% on the unused borrowing capacity of this facility. Outstanding borrowings at September 30, 1999 have been borrowed under the revolving credit facility for a period of less than 12 months. The facility terminates on May 10, 2002, but contains a clause permitting banks, with two-thirds or more of the commitments, to terminate at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Therefore, amounts outstanding under this facility have been classified as short-term debt. Azurix is evaluating alternatives to replace some or all of the outstanding borrowings under this facility with long-term debt, making this facility available for future acquisitions and other purposes. The facility contains restrictive covenants that include limitations on borrowings, maintenance of financial ratios such as interest coverage and debt to equity and contracts to perform or refrain from undertaking certain acts. The facility includes customary events of default, including non-payment, cross-defaults and insolvency.

     As of September 30, 1999, Azurix, through a wholly owned subsidiary of Wessex, had $123.4 million outstanding under committed credit facilities with major commercial banks. Interest accrues on the committed credit facilities based on the London interbank offered rate plus 0.275%. The interest rate as of September 30, 1999 was 5.37%. Azurix pays commitment fees of 0.15% on the unused portion of committed lines of credit. The facilities expire in April 2002. The borrowings under these facilities have been reclassified as long-term debt based on the ability to re-borrow these funds under the facilities beyond one year and Azurix's intent to maintain such borrowings in excess of one year (see Note 5).

     In connection with the funding of the Buenos Aires concession acquisition (see Note 2), Azurix, through its subsidiary Azurix Buenos Aires S.A., entered into a credit agreement on June 24, 1999, and borrowed $394.0 million on June 29, 1999. The agreement is between Azurix Buenos Aires and Westdeutsche Landesbank Girozentrale, a German bank, as the agent and lender. The loan is secured by cash and other short-term

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

liquid investments in the aggregate amount of $401.2 million as of September 30, 1999, which Azurix deposited into a cash collateral account, including interest earned on amounts deposited, and pledged as security for the loan (see Note 3). The loan matures on June 22, 2000, or at an earlier time prior to such date if the direct or indirect ownership by Enron Corp. of the outstanding voting stock of Azurix falls below 25%, and Azurix Buenos Aires does not arrange for the assignment of the lender's rights and obligations under the credit agreement to a new lender. The interest rate on amounts outstanding under this credit agreement as of September 30, 1999 was 5.53%.

     On September 29, 1999, Azurix Corp. entered into a 364-day $150.0 million unsecured revolving credit facility with a group of banks. As of September 30, 1999, $28.0 million was outstanding under the facility and the borrowings were primarily used to reduce other debt obligations. Borrowings under the revolver can be used to satisfy working capital requirements, make acquisitions or loans and for any other purpose consistent with Azurix's objective of owning, operating and investing in water and wastewater assets. This financing agreement contains restrictive covenants which include limitations on borrowings, the maintenance of financial ratios such as interest coverage, net worth and debt to equity and contracts to perform or refrain from undertaking certain acts. In addition, Azurix is required, by March 31, 2000, to amend the Azurix Europe revolving credit facility to eliminate the clause that specifically prohibits the payment of dividends to Azurix Europe shareholders. The financing agreement includes standard events of default, including non-payment, cross-defaults and insolvency.

NOTE 5 - LONG-TERM DEBT

     The components of long-term debt are as follows:


                                                DECEMBER 31,     SEPTEMBER 30,
                                                   1998              1999
                                               ------------      ------------
                                                        (IN MILLIONS)
                                                               (UNAUDITED)
Amounts reclassified from short-term debt....  $    424.0      $    123.4
Senior credit facility ......................       219.5              --
Senior unsecured bonds ......................          --           488.1
Loan notes ..................................       117.2           103.2
European Investment Bank credit facilities...        68.7            65.3
Capital lease obligations ...................       109.7            87.9
Other .......................................          --             8.7
                                               ----------      ----------
                                                    939.1           876.6
Less current maturities .....................       (27.0)          (36.1)
                                               ----------      ----------
          Total long-term debt ..............  $    912.1      $    840.5
                                               ==========      ==========

     At December 31, 1998, Azurix had borrowings outstanding under its former senior credit facility of $219.5 million. During the second quarter of 1999, Azurix used proceeds from credit facilities and its Azurix Europe revolving credit facility entered into in May 1999, to retire the outstanding borrowings under its former senior credit facility. The former senior credit facility was subsequently terminated.

     On March 30, 1999, Azurix, through a wholly owned subsidiary of Wessex, issued U.K. pounds sterling denominated senior unsecured bonds with a face value of $493.7 million as of September 30, 1999. The net proceeds were primarily used to refinance the short-term bank borrowings that were outstanding on that date. The bonds mature on March 30, 2009 and bear interest at a rate of 5.875% payable annually.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for income taxes and interest expense is as follows:


                                                   NINE MONTHS
                                                      ENDED
                                                   SEPTEMBER 30,
                                                      1999
                                                  --------------
                                                  (IN MILLIONS)
                                                   (UNAUDITED)

Income taxes .....................................  $    14.5
Interest expense (net of amounts capitalized).....       47.2

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Azurix is involved in various claims and lawsuits incidental to its business. Although no assurances can be given, Azurix believes that the ultimate resolution of such items will not have a material adverse effect on its results of operations or financial position (see Note 13).

     Azurix is subject to extensive federal, foreign, state and local environmental laws and regulations. Azurix anticipates future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on its financial position and results of operations.

     A substantial portion of Azurix's revenues are subject to governmental regulation of the rates that it may charge to its customers. On July 27, 1999, the U.K. water regulator, the Director General of Water Services, announced proposed price limits for U.K. water companies for the period April 1, 2000 through 2005. Wessex was notified of a preliminary determination of a 13.5% price cut from 1999-2000 to 2000-2001. The announcement included level prices for the following two years with annual price increases in 2003-2004 and 2004-2005 of 2.0% and 3.1%, respectively. The Director General and Wessex have consulted and a final determination is expected in late November 1999. Wessex's regulated operating revenues represented over 75% of Azurix's total operating revenues for the nine months ended September 30, 1999, and the preliminary price cut, if implemented, would be expected to materially reduce earnings. However, Azurix does not expect this would have a material adverse effect on its financial position. In addition, the U.K. Government, in October 1999, proposed regulations to protect vulnerable groups, such as low income and large families, from high charges for metered water. Azurix does not believe that these regulations, if they take effect, would have a material adverse effect on Azurix's financial position and results of operations.

     Wessex currently has a virtual monopoly over water supply and wastewater services within its service region, with the exception of the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three other companies provide only water and Wessex provides wastewater services. This may change in the future, however, as the U.K. Government and the Director General are seeking to increase competition in the water sector. The Director General has announced various steps he may take, such as reducing the threshold level of service required before a large customer may contract with someone other than the licensed service provider, promoting competition in new connections, and facilitating common carriage of water through existing water service companies. Further, the Director General has stated that he will use his powers under the Competition Act 1998 to pursue companies that are abusing dominant market positions. Increased competition could affect Wessex's monopoly within its own service region, but would enable it to compete for customers in other regions, taking advantage of its historically efficient operating levels.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 8 - EARNINGS PER SHARE

     The numerators in the basic and diluted earnings per share calculations are equal. A reconciliation of the denominators is as follows:


                                       THREE MONTHS     NINE MONTHS
                                          ENDED           ENDED
                                       SEPTEMBER 30,   SEPTEMBER 30,
                                          1999            1999
                                       ------------    -----------
                                              (IN MILLIONS)
                                               (UNAUDITED)
     Denominator:
Weighted-average shares - basic .....       117.1           107.1
Effect of dilutive securities:
   Stock options ....................         0.9             0.5
                                        ---------       ---------
Weighted-average shares - diluted ...       118.0           107.6
                                        =========       =========



NOTE 9 - STOCKHOLDERS' EQUITY

     On June 9, 1999, Azurix's Registration Statement on Form S-1 relating to its initial public offering was declared effective. The offering of 36.6 million shares of common stock was priced at $19.00 per share. Azurix sold 17.1 million shares and Atlantic Water Trust, the former 100% parent of Azurix, sold 19.5 million shares. The proceeds to Azurix, after deducting expenses associated with the offering, were $300.5 million. The proceeds were used to repay an advance from Enron, which holds a 50% voting interest in Atlantic Water Trust, and to partially fund the Buenos Aires concession acquisition (see Note 2). Approximately 68.7% of Azurix's common stock was held by Atlantic Water Trust and the remaining 31.3% was held by the public until July 8, 1999, on which date the underwriters exercised their over-allotment option in connection with the initial public offering of Azurix's common stock. As a result, Atlantic Water Trust sold an additional 1,963,468 shares of Azurix's common stock, reducing its ownership percentage in Azurix to approximately 67.1%.

     Azurix has issued stock options during the nine months ended September 30, 1999 to certain employees to purchase 8.7 million shares of common stock at a weighted-average exercise price of $17.00 per share. These stock options generally vest over three to five years and will be exercisable for 10 years after the date of grant. The future exercise of these options will have a dilutive effect on basic earnings per share.

NOTE 10 - INCOME TAXES

     During 1998, Azurix recorded a valuation allowance on a deferred tax asset of approximately $5.1 million related to losses incurred in the U.S. During the second quarter of 1999, Azurix determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available U.S. tax planning strategies) indicated that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance of approximately $5.1 million was reversed in the second quarter of 1999.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 11 - COMPREHENSIVE INCOME

     Comprehensive income includes the following for the periods indicated:


                                                               THREE MONTHS             NINE MONTHS
                                                                  ENDED                    ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                   1999                    1999
                                                               -------------           -------------
                                                                            (IN MILLIONS)
                                                                             (UNAUDITED)
  Net income...............................................       $ 18.8                   $ 48.3
  Other comprehensive income (loss):
      Foreign currency translation adjustment..............         68.1                    (15.7)
                                                                  ------                   ------
  Comprehensive income.....................................       $ 86.9                   $ 32.6
                                                                  ======                   ======

NOTE 12 - EXTRAORDINARY LOSS

     In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity (see Note 5). Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

NOTE 13 - SUBSEQUENT EVENTS

     On October 4, 1999, Azurix purchased 13,600 acres of property in Madera County, California, for $31.4 million, excluding transaction costs, with plans of developing, owning and operating a ground water storage project in the aquifer beneath it.

     On October 18, 1999, Azurix acquired Lurgi Bamag GmbH, a process engineering company specializing in the water sector, for $30.2 million, excluding transaction costs. Lurgi Bamag and its subsidiaries have offices in Germany, Brazil and the U.K.

     On October 29, 1999, Azurix Corp. filed a complaint in the Chancery Court of the State of Delaware against Synagro Technologies, Inc. Prior to this filing, Azurix and Synagro had been in discussions regarding possible collaborative efforts and/or strategic transactions for several months. In connection with these discussions, the parties entered into a confidentiality agreement and related letter agreements containing standstill provisions restricting Azurix's ability to acquire or engage in negotiations with a number of companies for several months. In September 1999, Synagro orally agreed to waive these standstill provisions with regard to two subsidiaries of Waste Management, Inc. This oral waiver was made to representatives of Waste Management, as well as to Azurix. Azurix also agreed to purchase up to $23 million of Synagro convertible preferred stock, subject to certain conditions, and negotiated with Synagro over other arrangements, although no written agreement regarding those other arrangements has been signed by both parties. Since the waiver, Azurix and Waste Management have been negotiating a possible acquisition by Azurix of the target companies. Azurix has not entered into an acquisition agreement for the target companies, nor has any commitment or final determination been made by the parties to proceed with an acquisition. Azurix's complaint seeks to enforce the waiver of the standstill provisions and an injunction against Synagro's interfering with the potential acquisition of the target companies by Azurix, along with money damages and a declaration that Azurix has no further obligations to purchase stock of Synagro or pay it any other sums. On November 1, 1999, Synagro filed suit against Azurix Corp. in the District Court of Harris County, Texas, seeking both a temporary restraining order and permanent injunction to enjoin Azurix from using confidential information that Azurix had obtained from Synagro and, in particular, alleging that Azurix's negotiating or closing the acquisition that is the subject of the Delaware case would violate the standstill agreement between the parties.

                                  AZURIX CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     On November 2, 1999, the court in the Texas action entered a temporary restraining order preventing Azurix from using any confidential or proprietary information that it received from Synagro, including with respect to the target companies, and preventing both Azurix and Synagro from acquiring, or entering into an agreement to acquire, the target companies for a 14-day period. On November 3, 1999, Azurix filed a motion asking the Texas court to postpone the action in Texas until the Delaware Chancery Court had heard the earlier-filed Delaware case. The hearing on this motion was held on November 12, 1999, although the court has not yet issued its ruling. If the Texas court does not defer its proceedings in favor of those in Delaware, a hearing on whether Azurix should be preliminarily enjoined from proceeding with the proposed acquisition will be held on November 19, 1999. Azurix and Synagro have agreed to extend the temporary restraining order through November 19, 1999. Azurix is also seeking an early hearing date in the Delaware proceeding. During the week of November 8, 1999, certain subsidiaries of Waste Management filed a motion to intervene in both the Texas and Delaware cases alleging that Synagro has interfered with their negotiations with Azurix.

     Azurix denies that it has breached, or that the acquisition of the target companies would breach, any of its obligations to Synagro. Synagro has not alleged an amount of damages, and so it is not possible in this early stage of the litigation to predict what, if any, damages might result if the cases were determined adversely to Azurix. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its results of operations or financial position.

     Azurix is currently evaluating its existing cost structure with respect to its business development activities. Azurix estimates a non-recurring, pretax charge in the fourth quarter of 1999 related to reductions in corporate personnel, leased office space and other restructuring charges of approximately $30 million to $35 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the Consolidated Financial Statements of Azurix and related notes thereto, contained herein, as well as the Consolidated Financial Statements of Azurix and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Azurix's Registration Statement on Form S-1, which was declared effective on June 9, 1999.

BUSINESS ACQUISITIONS

     On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including transaction costs. Philip Utilities is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the U.S. and Canada. This business subsequently was renamed Azurix North America.

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

     In connection with the funding of this acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement. This loan is secured by cash and other short-term liquid investments, which Azurix deposited into a cash collateral account and pledged as security for the loan. Azurix used $230.6 million of the proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary, Azurix Europe Ltd, and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and the deposit into the cash collateral account. Under the concession contract, a 10% interest in Azurix Buenos Aires is required to be transferred to the employees of Administracion General de Obras Sanitarias Buenos Aires who became employees of Azurix Buenos Aires. On a consolidated basis, the funding of the acquisition resulted in an increase in the short-term debt of Azurix of $602.0 million (representing $394.0 million drawn by Azurix Buenos Aires under the credit agreement and $208.0 million drawn by Azurix Europe under the senior credit facility) and a corresponding increase in the current assets of Azurix of $395.7 million (representing the amount deposited into the cash collateral account, excluding interest earned thereon).

     On September 24, 1999, Azurix acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. for $22.5 million, excluding transaction costs. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Monterrey, Mexico that provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area with a population of approximately two million people. Industrias del Agua has provided these services since 1993, when it signed a 10-year contract with the Water Commission of the Federal District. In addition to holding an interest in Industrias del Agua, Azurix provides technical services and ultimately expects to serve as a technical participant under the Federal District contract.

     On September 24, 1999, Azurix acquired from an affiliate of AMX - Acqua Management Inc., 100% of three Brazilian companies, Geoplan - Assessoria, Planejamento e Perfuracoes Ltda., Aguacerta - Sistemas de Abastecimento Ltda. and Aguacerta Saneamento Ltda. for $55.6 million, excluding transaction costs. The acquired companies have offices in the states of Rio de Janeiro and Sao Paulo, Brazil and provide water drilling, water supply and wastewater treatment services in Brazil. Azurix has contingent payment obligations to a former owner under certain negotiated formulas and has retained a former affiliate as a consultant to its Brazilian operations.

RECENT DEVELOPMENTS

     On July 27, 1999, the U.K. water regulator, the Director General of Water Services, announced proposed price limits for U.K. water companies for the period April 1, 2000 through 2005. Wessex was notified of a preliminary determination of a 13.5% price cut from 1999-2000 to 2000-2001. The announcement included level prices for the following two years with annual price increases in 2003-2004 and 2004-2005 of 2.0% and 3.1%, respectively. The Director General and Wessex have consulted and a final determination is expected in late November 1999. Wessex's regulated operating revenues represented over 75% of Azurix's total operating revenues for the nine months ended September 30, 1999, and the preliminary price cut, if implemented, would be expected to materially reduce earnings. However, Azurix does not expect this would have a material adverse effect on its financial position. The pending rate review was considered by Azurix in its valuation of Wessex at the time of acquisition. In addition, the U.K. Government, in October 1999, proposed regulations to protect vulnerable groups, such as low income and large families, from high charges for metered water. Azurix does not believe that these regulations, if they take effect, would have a material adverse effect on Azurix's financial position and results of operations.

     Wessex currently has a virtual monopoly over water supply and wastewater services within its service region, with the exception of the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three other companies provide only water and Wessex provides wastewater services. This may change in the future, however, as the U.K. Government and the Director General are seeking to increase competition in the water sector. The Director General has announced various steps he may take, such as reducing the threshold level of service required before a large customer may contract with someone other than the licensed service provider, promoting competition in new connections, and facilitating common carriage of water through existing water service companies. Further, the Director General has stated that he will use his powers under the Competition Act 1998 to pursue companies that are abusing dominant market positions. Increased competition could affect Wessex's monopoly within its own service region, but would enable it to compete for customers in other regions, taking advantage of its historically efficient operating levels.

     On September 29, 1999, Azurix Corp. entered into a 364-day $150.0 million unsecured revolving credit facility with a group of banks. Borrowings under the revolver can be used to satisfy working capital requirements, make acquisitions or loans and for any other purpose consistent with Azurix's objective of owning, operating and investing in water and wastewater assets.

     On October 4, 1999, Azurix purchased 13,600 acres of property in Madera County, California, for $31.4 million with plans of developing, owning and operating a ground water storage project in the aquifer beneath it. The aquifer on the property will be used to store surplus water from local, state and federal water customers during wet years in an effort to make this water available for use throughout the region and state during drier years or as the market dictates. The Madera property is strategically located near existing state and federal canals and aqueducts and the San Joaquin River, all of which may provide a number of alternative conveyance systems to move water to and from the site.

     On October 18, 1999, Azurix acquired Lurgi Bamag GmbH, a process engineering company specializing in the water sector, for $30.2 million, excluding transaction costs. Lurgi Bamag and its subsidiaries have offices in Germany, Brazil and the U.K.

     See Note 13 in the Notes to Consolidated Financial Statements found elsewhere in this quarterly report regarding recent litigation involving Azurix.

     Azurix is currently evaluating its existing cost structure with respect to its business development activities. Azurix estimates a non-recurring, pretax charge in the fourth quarter of 1999 related to reductions in corporate personnel, leased office space and other restructuring charges of approximately $30 million to $35 million.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts (collectively referred to as derivatives), and for hedging contracts. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which deferred the effective date of Statement of Financial Accounting Standards No. 133 to fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 133 may be implemented, as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Azurix is currently evaluating and has not yet determined the effect that the adoption of Statement of Financial Accounting Standards No. 133 will have on its financial statements.

RESULTS OF OPERATIONS

     Azurix had no operations as of September 30, 1998 and as a result, the following discussion is limited to results of operations for the three months and nine months ended September 30, 1999. All of its 1998 operating income occurred during the fourth quarter of 1998 following the Wessex acquisition.

THREE MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenues of $170.5 million for the three months ended September 30, 1999 included $115.4 million derived from Wessex, $35.4 million derived from Azurix North America and $19.1 million derived from Azurix Buenos Aires. Approximately 94% of the revenues from Wessex related to the sale of measured and unmeasured water and wastewater services. Wessex's remaining revenues were derived from SC Technology and its unregulated activities, which accounted for 2% and 4% of operating revenues from Wessex, respectively.

     Operations and maintenance expenses for the three months ended September 30, 1999 were $67.1 million. Of this amount, $22.0 million related to Wessex's cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes, and $3.2 million related to the costs of the plants being installed by SC Technology. Of the remaining amount, Azurix North America and Azurix Buenos Aires incurred $28.8 million and $13.1 million, respectively.

     General and administrative expenses of $27.6 million for the three months ended September 30, 1999 included $12.7 million primarily related to the pursuit of acquisitions and development projects, $9.0 million related to Wessex's operations and the remainder related to Azurix North America and Azurix Buenos Aires.

     Depreciation and amortization expenses of $28.5 million for the three months ended September 30, 1999 included $17.3 million derived from depreciation on the property, plant and equipment of Wessex, $5.4 million derived from goodwill amortization expense at Wessex and the remainder related to Azurix North America and Azurix Buenos Aires.

     The effective tax rate for the period was 32.9%. The difference between the effective tax rate and the U.S. statutory rate of 35% is primarily related to a 30% statutory tax rate in the U.K., where a majority of Azurix's results of operations are derived, partially offset by non-deductible goodwill amortization.

NINE MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenues of $418.7 million for the nine months ended September 30, 1999 included $348.1 million derived from Wessex, $50.1 million derived from Azurix North America and $19.1 million derived from Azurix Buenos Aires. Approximately 93% of the revenues from Wessex related to the sale of measured and unmeasured water and wastewater services. SC Technology's operating revenues, and operating revenues from Wessex's unregulated activities, accounted for 3% and 4%, respectively, of Wessex's operating revenues.

     Operations and maintenance expenses for the nine months ended September 30, 1999 were $135.8 million. Of this amount, $69.5 million related to Wessex's cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes, and $12.9 million related to the costs of the plants being installed by SC Technology. Of the remaining amount, Azurix North America and Azurix Buenos Aires incurred $40.3 million and $13.1 million, respectively.

     General and administrative expenses of $82.8 million for the nine months ended September 30, 1999 included $47.7 million primarily related to the pursuit of acquisitions and development projects, $26.8 million related to Wessex's operations and the remainder related to Azurix North America and Azurix Buenos Aires.

     Depreciation and amortization expenses of $75.9 million for the nine months ended September 30, 1999 included $52.9 million derived from depreciation on the property, plant and equipment of Wessex, $16.1 million derived from goodwill amortization expense at Wessex and the remainder related to Azurix North America and Azurix Buenos Aires.

     The effective tax rate before extraordinary item for the period was 26.6%. The difference between the effective tax rate and the U.S. statutory rate of 35% is primarily related to the reversal of a $5.1 million deferred tax valuation allowance that was recorded during 1998 relating to losses incurred in the U.S. During the second quarter of 1999, Azurix determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available U.S. tax planning strategies) indicated that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance was reversed in the second quarter of 1999.

    In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity. Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

LIQUIDITY AND CAPITAL RESOURCES

    Azurix's cash provided by operating activities for the nine months ended September 30, 1999 was $56.9 million. Cash used by investing activities for the period was $861.3 million and was comprised primarily of business acquisitions of $630.2 million and capital expenditures of $202.5 million. Cash provided by financing activities for the period was $813.7 million and was comprised primarily of a net increase in borrowings of $908.9 million and net proceeds from the initial public offering of Azurix's common stock of $300.5 million.

    As of September 30, 1999, Azurix had a working capital deficit of $635.7 million, compared to a working capital deficit of $129.6 million at December 31, 1998. The increase in the working capital deficit is primarily related to $476.5 million of funds borrowed under a revolving credit facility. The proceeds were primarily used to fund acquisitions and refinance existing long-term debt. The funds were borrowed under the Azurix Europe revolving credit facility for a period of less than 12 months. Amounts currently borrowed under the facility may be re-borrowed through the facility's termination date in 2002. Borrowings under this facility are classified as short-term as a result of accounting rules issued by the Financial Accounting Standards Board that restrict a company from reclassifying short-term debt as long-term utilizing existing borrowing capacity under a long-term loan agreement, if that agreement contains a subjectively determinable or measurable clause that could result in the lender's right not to loan funds. The Azurix Europe revolving credit facility contains a clause permitting banks, with two-thirds or more of the commitments, to terminate at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Therefore, amounts outstanding under this facility have been classified as short-term debt. Azurix is evaluating alternatives to replace some or all of the outstanding borrowings under this facility with long-term debt, making this facility available for future acquisitions and other purposes.

     In addition, at September 30, 1999, $27.8 million of the working capital deficit related to funds received from customers in advance of providing services that are reflected on the Consolidated Balance Sheet as deferred income. This component of the working capital deficit does not require the use of cash, but is recognized in income over the period in which the services are provided. The remaining working capital deficit is related to the timing of cash payments. Excess cash, including funds received in advance of providing services, is used to repay short-term revolving bank credit facilities. The funds are re-borrowed under these credit facilities when needed to pay current obligations.

     At December 31, 1998, Azurix, through Azurix Europe, had in place a senior credit facility consisting of a term loan facility of $322.6 million and a revolving credit facility of $575.3 million. The amounts outstanding at December 31, 1998 were $211.2 million under the term loan facility and $8.3 million under the revolving credit facility. As a result, at December 31, 1998, Azurix had total availability under the senior credit facility of $678.4 million, consisting of $567.0 million under the revolving credit facility and $111.4 million under the term loan facility. Of the $567.0 million under the revolving credit facility, $91.5 million was permitted, if required, to fund the working capital deficit that existed at year end. The term loan capacity was used to secure a substantial portion of acquisition loan notes issued to Wessex shareholders in lieu of cash consideration for their shares. During the second quarter of 1999, Azurix used proceeds from bank credit facilities and the Azurix Europe revolving credit facility entered into in May 1999, to retire the outstanding borrowings under its former senior credit facility. The former senior credit facility was subsequently terminated.

     Azurix's credit agreement with Enron provides $180 million of liquidity to fund general, administrative and operating expenses through December 2001. As of September 30, 1999, $45.8 million was outstanding under this credit agreement. The principal amount outstanding under the credit agreement is limited to no more than $60 million, $120 million and $180 million at any time during calendar years 1999, 2000 and 2001, respectively.

     On September 29, 1999, Azurix entered into a 364-day $150.0 million unsecured revolving credit facility with a group of banks. Borrowings under the revolver can be used to satisfy working capital requirements, make acquisitions or loans and for any other purpose consistent with Azurix's objective of owning, operating and investing in water and wastewater assets. The amount outstanding at September 30, 1999 was $28.0 million. During October 1999, $71.4 million was borrowed under this facility and used primarily to fund two acquisitions.

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

     Azurix's liquidity could be impacted by the potential interruption of the capital markets due to the Year 2000 problem. See "Year 2000" for a discussion of potential problems and Azurix's Year 2000 plan.

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

     The effects of the Year 2000 problem are exacerbated by the interdependence of computer and telecommunications systems in the U.S. and throughout the world. This interdependence applies to Azurix and Azurix's suppliers, trading partners and customers, as well as for governments of countries around the world where Azurix does business. This interdependence also applies to Enron, on which Azurix relies in part for services that involve computer processing.

STATE OF READINESS

     Azurix's Board of Directors has been briefed about the Year 2000 problems generally and as they may affect Azurix. The Board has adopted Enron's Year 2000 plan to cover all of Azurix's operating subsidiaries. The aim of the plan is to take reasonable steps to prevent Azurix's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause significant injury to persons or tangible property or an immediate stoppage of, or significant impairment to, business areas of material importance to Azurix.

     Azurix is implementing the plan under the supervision of a Year 2000 project director. The project director coordinates the implementation of the plan among Azurix's operating subsidiaries. As part of the overall plan, each operating subsidiary in turn has developed, and is implementing, a Year 2000 plan specific to it. Azurix also has engaged outside consultants, technicians and other external resources to aid in formulating and implementing the plan.

     Azurix will modify the plan as events warrant. Under the plan, Azurix will continue to inventory its mission-critical computer hardware and software systems and embedded chips, i.e., computer chips with date-related functions, contained in a wide variety of devices, that in turn are installed in a wide variety of equipment and that may fail to function or that may function improperly before, on or after January 1, 2000; assess the effects of Year 2000 problems on the mission-critical functions of Azurix's operating subsidiaries; remedy, to the extent practicable, systems software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-critical systems to which remediation efforts have been applied; attempt to limit the adverse effects of Year 2000 problems that may not be remediated by January 1, 2000, including the development and implementation of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

     The plan recognizes that central information systems, such as large mainframes and mid-size computer systems and desktop or personal computers and computer networks, can be vulnerable to Year 2000 problems. In addition, devices with embedded chips, such as flow controllers and controllers for automated pumps, are vulnerable to Year 2000 problems. Devices with embedded chips may be used for many purposes, and finding all of them may be difficult, even with a careful inventory and remediation process.

     The plan recognizes that the computer, telecommunications and other systems of outside entities have the potential for major, mission-critical, adverse effects on the conduct of Azurix's business. Azurix does not have control of these outside entities or outside systems. In some cases, outside entities are foreign governments or businesses located in foreign countries. However, Azurix's plan includes an ongoing process of identifying and contacting outside entities whose systems, in Azurix's judgment, have or may have a substantial effect on Azurix's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The plan envisions Azurix attempting to inventory and assess the extent to which these outside systems may not be "Year 2000 ready." This refers to the ability of a system to process data reliably, both before and after January 1, 2000, without disruption due to an inability to process date information reliably. This is distinguished from "Year 2000 compliant," which implies that a system will work properly, both before and after January 1, 2000, even if outside systems fail to operate properly. Azurix is coordinating as is reasonable with these outside entities in an ongoing effort to obtain assurance that the outside systems that are mission-critical to Azurix will be Year 2000 ready before January 1, 2000. Consequently, Azurix is working prudently with outside entities in a reasonable attempt to inventory, assess, analyze, convert where necessary, test and develop contingency plans for Azurix's connections to these mission-critical outside systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready to work with Azurix's mission-critical systems.

     The plan requires outside entities to be ranked as mission-critical, important or ordinary. The Azurix teams are expected to maintain contact and receive status updates from the mission-critical outside entities throughout 1999 and, if necessary, into 2000. Non-mission-critical outside entities are being addressed as time permits.

     It is important to recognize that inventorying, assessing, analyzing, converting, where necessary, testing and developing contingency plans for mission-critical items in anticipation of the Year 2000 are necessarily iterative processes. That is, the steps are repeated as Azurix learns more about the Year 2000 problem and its effects on Azurix's internal systems and on outside systems, and about the effects that embedded chips may have on Azurix's systems and outside systems. As the steps are repeated, it is likely that new problems will be identified and addressed. Azurix anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

     The plan called for most operating subsidiaries to have completed initial rounds of inventory, assessment, remediation and validation testing by June 30, 1999. Azurix met that deadline for most of its operations under its control. Many systems were found to be Year 2000 ready. However, Azurix cannot guarantee that these systems do not continue to contain hidden Year 2000 defects in computer code or in embedded devices.

     As of October 31, 1999, Azurix and all of its operating subsidiaries were at various stages in implementation of the plan, as shown in the following tables. The first table deals with the Azurix operating subsidiaries' mission-critical internal systems, including embedded chips, and the second deals with the operating subsidiaries' mission-critical outside systems of outside entities. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed. Azurix does not have operational control of the Mendoza concession. The information included in the following tables relating to the Mendoza concession is based on information provided to Azurix by SAUR, the operator of the concession.


                                  YEAR 2000 PLAN READINESS BY AZURIX OPERATING SUBSIDIARY AS OF OCTOBER 31, 1999
                                                        (Mission-Critical Internal Items)
                                ---------  ----------   --------   ----------    -------    ---------  -----------
                                INVENTORY  ASSESSMENT   ANALYSIS   CONVERSION    TESTING    Y2K-READY  CONTINGENCY
                                                                                                          PLAN

Azurix Buenos Aires..........       C          IP          IP          IP          IP          IP          IP

Cancun.......................       C           C           C          IP          IP          IP           C

Obras Sanitarias Mendoza.....       C           C           C          IP          IP          IP           C

Azurix North America.........       C           C           C           C          IP          IP          IP

Wessex.......................       C           C           C           C           C           C           C

Industrias del Agua..........       C           C           C           C           C           C           C

Azurix Brasil................       C           C           C          IP          IP          IP           C

                  Legend:                  C = Complete                      IP= In Process



                                  YEAR 2000 PLAN READINESS BY AZURIX OPERATING SUBSIDIARY AS OF OCTOBER 31, 1999
                                                       (Mission-Critical Outside Entities)
                                ---------  ----------   --------   ----------    -------    ---------  -----------
                                INVENTORY  ASSESSMENT   ANALYSIS   CONVERSION    TESTING    Y2K-READY  CONTINGENCY
                                                                                                          PLAN
Azurix Buenos Aires..........       C           C          IP          IP          IP          IP          IP

Cancun.......................       C           C           C           C           C           C           C

Obras Sanitarias Mendoza.....       C           C           C           C          IP          IP          IP

Azurix North America.........       C           C           C           C          IP          IP          IP

Wessex.......................       C           C           C           C           C           C           C

Industrias del Agua..........       C           C           C           C           C           C           C

Azurix Brasil................       C           C           C           C           C           C           C

                  Legend:                C = Complete           IP= In Process

     The following tables show, by operating subsidiary, historical and estimated completion dates, as applicable, for the initial iteration of various stages of the plan. The first table deals with the Azurix operating subsidiaries' mission-critical internal systems, including embedded chips, and the second deals with the operating subsidiaries' mission-critical outside systems of outside entities.


                 YEAR 2000 COMPLETION DATES BY AZURIX OPERATING SUBSIDIARY AS OF OCTOBER 31, 1999
                                         (Mission-Critical Outside Entities)
                                ---------  ----------   --------   ----------    -------    ---------  -----------
                                INVENTORY  ASSESSMENT   ANALYSIS   CONVERSION    TESTING    Y2K-READY  CONTINGENCY
                                                                                                          PLAN

Azurix Buenos Aires..........     8/99        11/99       11/99       11/99       11/99       12/99       11/99

Cancun.......................      n/a         n/a         n/a        11/99       11/99       12/99       9/99

Obras Sanitarias Mendoza.....      n/a         n/a         n/a        12/99       12/99       12/99       9/99

Azurix North America.........     8/99        8/99        9/99        10/99       11/99       11/99       11/99

Wessex.......................      n/a         n/a         n/a        6/99        6/99        6/99        6/99

Industrias del Agua..........      n/a         n/a         n/a         n/a         n/a        10/99       10/99

Azurix Brasil................      n/a         n/a         n/a        11/99       11/99       11/99       8/99

n/a = Not applicable (work completed before Azurix's ownership or investment)


                 YEAR 2000 COMPLETION DATES BY AZURIX OPERATING SUBSIDIARY AS OF OCTOBER 31, 1999
                                         (Mission-Critical Outside Entities)
                                ---------  ----------   --------   ----------    -------    ---------  -----------
                                INVENTORY  ASSESSMENT   ANALYSIS   CONVERSION    TESTING    Y2K-READY  CONTINGENCY
                                                                                                          PLAN

Azurix Buenos Aires..........     8/99        10/99       11/99       11/99       11/99       12/99       11/99

Cancun.......................      n/a         n/a         n/a        7/99        7/99        8/99        8/99

Obras Sanitarias Mendoza.....      n/a         n/a         n/a         n/a        11/99       11/99       11/99

Azurix North America.........     6/99        10/99       10/99       10/99       11/99       11/99       11/99

Wessex.......................      n/a         n/a         n/a        5/99        5/99        6/99        6/99

Industrias del Agua..........      n/a         n/a         n/a         n/a         n/a         n/a        10/99

Azurix Brasil................      n/a         n/a         n/a         n/a         n/a        8/99        8/99

n/a = Not applicable (work completed before Azurix's ownership or investment)


     Azurix will continue closely to monitor work under the plan. Because the plan treats Year 2000 efforts as an iterative process, Azurix may commence additional cycles of inventory, assessment, remediation and validation testing, which will be conducted in parallel, and in coordination, with Azurix's Year 2000 contingency planning.

RECENT ACQUISITION

     Azurix has made initial inquiries and made some preliminary examinations regarding the Year 2000 readiness of the mission-critical internal information systems, devices with embedded chips and external dependencies at Lurgi Bamag. Azurix has concluded that there are unlikely to be significant Year 2000 problems with mission-critical internal information systems with embedded devices and external dependencies. Azurix will incorporate Lurgi Bamag into its overall Year 2000 plan.

     Azurix is pursuing additional concessions, outsourcing contracts and other water and wastewater projects. If Azurix completes any new acquisitions before January 1, 2000, Azurix will seek to deal with potential Year 2000 problems through the contingency planning process, as it is likely that the short time available will not reasonably permit a different approach. Consequently, Year 2000 disruptions may have a higher likelihood of occurring in these situations, and material adverse consequences might result.

COSTS TO ADDRESS YEAR 2000 ISSUES

     Under the plan and otherwise, Azurix has not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing or contingency planning. Further, Azurix anticipates that its future costs for these purposes, including those for implementing its Year 2000 contingency plans, will not be material.

     Azurix continues to be concerned with hidden defects in computer code, including recoding errors in remediated code, sabotage of remediated code, embedded devices with Year 2000 defects and the potential failure of mission-critical outside entities, both domestic and international, including foreign governments. Azurix has developed reasonable contingency plans to prepare to the extent practicable to avoid substantial Year 2000-related disruptions that may have a material adverse effect on Azurix and its business. Because of the nature of potential Year 2000 deficiencies, their impact cannot be quantified. None of these problems is unique to Azurix.

     Although Azurix believes that its estimates are reasonable, there is no assurance, for the reasons stated under "Summary" below, that the actual costs of implementing the plan will not differ materially from the estimated costs or that Azurix will not be materially adversely affected by Year 2000 issues.

YEAR 2000 RISK FACTORS

     REGULATORY REQUIREMENTS. Most of Azurix's operating subsidiaries are regulated by governmental authorities, some of which have Year 2000 requirements. Azurix expects to satisfy these regulatory authorities' requirements for achieving Year 2000 readiness. If Azurix's reasonable expectations in this regard are in error, and if a regulatory authority should order the temporary cessation of Azurix's operations in one or more of these areas, the adverse effect on Azurix could be material. Outside entities could face similar problems that materially adversely affect Azurix.

     SHORTAGE OF RESOURCES. Between now and January 1, 2000, there will be increased competition for people with the technical and managerial skills necessary to deal with the Year 2000 problem. These shortages might delay or otherwise impair Azurix's progress towards making its mission-critical systems Year 2000 ready. Outside entities could face similar problems that materially adversely affect Azurix. Azurix believes that the possible impact of the shortage of skilled people is not, and will not be, unique to Azurix.

     POTENTIAL SHORTCOMING. Azurix anticipates that most of its mission-critical systems, domestic and international, will be Year 2000 ready before January 1, 2000. However, there is no assurance that the plan will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the plan that would materially and adversely affect Azurix.

     CASCADING EFFECT. Azurix and its operating subsidiaries are taking reasonable steps to identify, assess and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, Azurix anticipates that it may not be able to find and replace all devices with embedded chips in Azurix's systems. Further, Azurix anticipates that outside entities on which Azurix depends also may not be able to find and remediate all devices with embedded chips. Some of the embedded chips that fail to operate or that produce improper results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems. These cascading failures may have adverse effects upon Azurix's ability to maintain safe operations and may also have adverse effects upon Azurix's ability to serve its customers, to comply with environmental statutes and regulations and otherwise to fulfill contractual and other legal obligations. The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. Azurix believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to Azurix.

     OUTSIDE ENTITIES. Azurix has been meeting and continues to meet with some of the outside entities that are mission-critical to Azurix for Year 2000 purposes. The outside entities that Azurix is contacting include suppliers, customers, financial institutions and governmental entities. However, Azurix cannot in any way ensure that these outside entities will be Year 2000 ready, nor can Azurix place complete reliance on assurances, written or oral, from these outside entities that they expect to be Year 2000 ready. These outside entities are subject to failure resulting from the problems of embedded chips, re-coding errors in remediated code and the effects of possible sabotage, as well as the failure of entities external to them. Because of this potential for disruption and material adverse consequences, Azurix never considers an external entity to be "Year 2000 compliant" or "Year 2000 ready." Instead, Azurix will deal with the possibility that mission-critical outside entities will not be Year 2000 ready by developing reasonable contingency plans.

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

     Although Azurix relies in part on Enron for computer processing services at its offices in Houston and London, Azurix's systems at its operating subsidiaries function independently of Enron's systems. Azurix relies on Enron's mainframe system used for functions such as accounting and human resources. Enron has advised Azurix that it believes that its mission-critical systems will be Year 2000 ready substantially before January 1, 2000. However, unforeseen circumstances could arise during the implementation of the plan that could adversely effect Enron's mission-critical functions, thereby disrupting Azurix's business. Azurix does not believe that such disruptions would have a material adverse effect on Azurix.

     U.S. Y2K ACT. Azurix may face additional risk as a result of the uncertainties and probable additional litigation, resulting from the enactment of the U.S. federal "Y2K Act." Because experience with this recently enacted legislation is very limited, Azurix cannot at this time quantify the financial impact or potential business disruption that may result from this legislation. However, the adverse impact on Azurix's business may be material.

CONTINGENCY PLANS

     As part of the plan, Azurix has developed and continues to revise, contingency plans that deal with two aspects of the Year 2000 problem: (1) that Azurix, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its internal mission-critical systems and (2) that outside systems may not be Year 2000 ready, despite Azurix's good-faith, reasonable efforts to work with outside entities.

     Azurix's contingency plans are designed to minimize the disruptions or other adverse effects resulting from Year 2000 problems or failures with these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

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

     Azurix's contingency plans include the creation of teams that will be standing by on the evening of December 31, 1999 and the morning of January 1, 2000, prepared to respond rapidly and otherwise as necessary (including reverting to certain manual or other alternative methods of operation) to mission-critical Year 2000-related problems when they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality and location of the problem. Because Azurix operates internationally, some of its Year 2000 contingency teams will be stationed at Azurix's mission-critical facilities overseas.

WORST CASE SCENARIO

     Azurix has reviewed the most reasonably likely worst case Year 2000 scenarios that Azurix may face. Analysis of these scenarios has led Azurix to contemplate the following possibilities which, although unlikely, could conceivably occur: (1) widespread or localized failure of electrical, gas and similar supplies by utilities serving Azurix domestically and internationally,
(2) widespread or localized disruption of the services of communications common carriers domestically and internationally, (3) widespread or localized disruption to transportation services for Azurix and its employees, contractors, suppliers and customers, (4) disruption to Azurix's ability to gain access to, and remain working in, office buildings and other facilities, (5) the failure of substantial numbers of Azurix's mission-critical information systems, including both internal business systems and systems controlling operational facilities such as water and wastewater treatment plants, domestically and internationally, and (6) the failure, domestically and internationally, of outside systems, the effects of which would have a cumulative material adverse impact on Azurix's mission-critical systems.

     If electrical power is unavailable to a water or wastewater facility for a period greater than several hours, Azurix might not be able to keep the facility functioning and, as a result, water might be discharged into the distribution system and untreated or improperly treated wastewater might be discharged into waterways. Azurix could face substantial claims by governments, governmental authorities or customers, or loss of revenues, due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, harm to persons or to tangible property, stabilization of operations following mission-critical failures and the execution of contingency plans. Azurix could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to Azurix. Under these circumstances, the adverse effect on Azurix and the diminution of Azurix's revenues could be material, although not quantifiable at this time. Further, in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on Azurix and the diminution of Azurix's revenues from a domestic or global recession or depression, also are likely to be material, although not quantifiable at this time.

     Azurix will continue to monitor business conditions with the aim of assessing and minimizing adverse effects, if any, that result or may result from the Year 2000 problem.

   SUMMARY

     Azurix has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission-critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Azurix, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons, including the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing outside systems; the difficulty in locating all mission-critical internal software that is not Year 2000 ready, or that may be subject to re-coding errors or sabotage; the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of mission-critical internal or outside systems. Accordingly, there can be no assurance that all of Azurix's systems and all outside systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Azurix's business. If, despite Azurix's reasonable efforts under the plan, there are mission-critical Year 2000-related failures that create substantial disruptions to Azurix's business, the adverse impact on Azurix's business could be material. Additionally, while Azurix's Year 2000 costs are not expected to be material, such costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of outside systems and similar events. Moreover, the estimated costs of implementing the plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Azurix's implementation of the plan.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 1998, the value-at-risk estimate for foreign currency and interest rate exposure was $0.7 million and $0.9 million, respectively. At September 30, 1999, the value-at-risk estimate was $0.2 million for both foreign currency and interest rate exposure. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Azurix believes its expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

     o    Political developments in foreign countries

     o The ability to enter new water and wastewater markets in the U.S. and in other jurisdictions

     o The timing and extent of deregulation of water and wastewater markets in the U.S. and in other countries

     o Regulatory developments in the U.S. and in other countries, including tax legislation and regulations

     o The timing and extent of efforts by governments to privatize water and wastewater industries

     o The timing and extent of changes in non-U.S. currencies and interest rates

     o The timing and extent of success in acquiring water and wastewater assets and developing and managing water resources, including the ability to qualify for and win bids for water and wastewater infrastructure projects

     o The ability of counterparties to financial risk management instruments and other contracts with Azurix to meet their financial commitments to Azurix

     o The effectiveness of Azurix's Year 2000 plan and the Year 2000 readiness of outside entities, including foreign governments

     o Azurix's ability to access the debt and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and its credit ratings for its debt obligations

     Azurix undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

                           PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On October 29, 1999, Azurix Corp. filed a complaint in the Chancery Court of the State of Delaware against Synagro Technologies, Inc. Prior to this filing, Azurix and Synagro had been in discussions regarding possible collaborative efforts and/or strategic transactions for several months. In connection with these discussions, the parties entered into a confidentiality agreement and related letter agreements containing standstill provisions restricting Azurix's ability to acquire or engage in negotiations with a number of companies for several months. In September 1999, Synagro orally agreed to waive these standstill provisions with regard to two subsidiaries of Waste Management, Inc. This oral waiver was made to representatives of Waste Management, as well as to Azurix. Azurix also agreed to purchase up to $23 million of Synagro convertible preferred stock, subject to certain conditions, and negotiated with Synagro over other arrangements, although no written agreement regarding those other arrangements has been signed by both parties. Since the waiver, Azurix and Waste Management have been negotiating a possible acquisition by Azurix of the target companies. Azurix has not entered into an acquisition agreement for the target companies, nor has any commitment or final determination been made by the parties to proceed with an acquisition. Azurix's complaint seeks to enforce the waiver of the standstill provisions and an injunction against Synagro's interfering with the potential acquisition of the target companies by Azurix, along with money damages and a declaration that Azurix has no further obligations to purchase stock of Synagro or pay it any other sums. On November 1, 1999, Synagro filed suit against Azurix Corp. in the District Court of Harris County, Texas, seeking both a temporary restraining order and permanent injunction to enjoin Azurix from using confidential information that Azurix had obtained from Synagro and, in particular, alleging that Azurix's negotiating or closing the acquisition that is the subject of the Delaware case would violate the standstill agreement between the parties.

     On November 2, 1999, the court in the Texas action entered a temporary restraining order preventing Azurix from using any confidential or proprietary information that it received from Synagro, including with respect to the target companies, and preventing both Azurix and Synagro from acquiring, or entering into an agreement to acquire, the target companies for a 14-day period. On November 3, 1999, Azurix filed a motion asking the Texas court to postpone the action in Texas until the Delaware Chancery Court had heard the earlier-filed Delaware case. The hearing on this motion was held on November 12, 1999, although the court has not yet issued its ruling. If the Texas court does not defer its proceedings in favor of those in Delaware, a hearing on whether Azurix should be preliminarily enjoined from proceeding with the proposed acquisitions will be held on November 19, 1999. Azurix and Synagro have agreed to extend the temporary restraining order through November 19, 1999. Azurix is also seeking an early hearing date in the Delaware proceeding. During the week of November 8, 1999, certain subsidiaries of Waste Management have filed a motion to intervene in both the Texas and Delaware cases alleging that Synagro has interfered with their negotiations with Azurix.

     Azurix denies that it has breached, or that the acquisition of the target companies would breach, any of its obligations to Synagro. Synagro has not alleged an amount of damages, and so it is not possible in this early stage of the litigation to predict what, if any, damages might result if the cases were determined adversely to Azurix. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its results of operations or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:
              ---------

              Exhibit
              Number:      Exhibit
              -------      -------

                 3         Restated Bylaws of Azurix Corp., as amended on
                           November 2, 1999.

                10.1 U.S. $150,000,000 Revolving Credit Agreement, dated as of September 29, 1999, among the Registrant, as Borrower, the Banks named therein, as Banks, Chase
                           Bank of Texas, N.A., as Administrative Agent, and
                           Credit Suisse First Boston, as Documentation Agent.

                10.2       First Amendment to Azurix Corp. 1999 Stock Plan, dated
                           October 11, 1999.

                27 Financial Data Schedule (included only in the electronic filing of this document).

         (b) Reports on Form 8-K:

     A Report on Form 8-K/A was filed on August 25, 1999, whereby the Registrant amended "Item 7. Financial Statements and Exhibits" of its Form 8-K dated June 30, 1999, to include as an exhibit, the Concession Contract dated June 30, 1999, between the Executive Authorities of the Province of Buenos Aires and Azurix Buenos Aires S.A.

     A Report on Form 8-K was filed on November 10, 1999, with respect to the Registrant's financial results for the period ended September 30, 1999, and includes a discussion of its financial outlook for the fourth quarter of 1999 and the fiscal year 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AZURIX CORP.



Date: November 15, 1999                       By: /s/ Rodney L. Faldyn
                                                 ------------------------------
                                                 Rodney L. Faldyn
                                                 Chief Accounting Officer
                                                 (Duly Authorized Officer)
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

              Exhibit
              Number:      Description
              -------      -----------

                 3         Restated Bylaws of Azurix Corp., as amended on
                           November 2, 1999.

                10.1 U.S. $150,000,000 Revolving Credit Agreement, dated as of September 29, 1999, among the Registrant, as Borrower, the Banks named therein, as Banks, Chase
                           Bank of Texas, N.A., as Administrative Agent, and
                           Credit Suisse First Boston, as Documentation Agent.

                10.2       First Amendment to Azurix Corp. 1999 Stock Plan, dated
                           October 11, 1999.

                27 Financial Data Schedule (included only in the electronic filing of this document).