Form 10-K405
period 1999-12-31
AZURIX CORP
filed 2000-03-30
CIK 1080205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NO. 001-15065

                             ---------------------

                                  AZURIX CORP.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0589114
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
               333 CLAY STREET
                  SUITE 1000
                HOUSTON, TEXAS                                     77002
   (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (713) 646-6001

          Securities Registered Pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, par value $0.01                     New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported on the New York Stock Exchange on March 27, 2000, was approximately $291,242,319. As of March 27, 2000, there were 117,221,895 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.    Business....................................................     1
               General...................................................     1
               Business Strategy.........................................     2
               Recent Developments.......................................     3
               Existing Azurix Assets....................................     4
               Regulatory Matters........................................    15
               Executive Officers of the Company.........................    30
               Factors that may Affect Future Results and Accuracy of
                 Forward-Looking Statements..............................    32
  Item 2.    Properties..................................................    38
  Item 3.    Legal Proceedings...........................................    38
  Item 4.    Submission of Matters to a Vote of Security Holders.........    39

PART II
  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    40
  Item 6.    Selected Financial Data.....................................    40
  Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    42
  Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk......................................................    50
  Item 8.    Financial Statements and Supplementary Data.................    51
  Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   108

PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   108
  Item 11.   Executive Compensation......................................   108
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   108
  Item 13.   Certain Relationships and Related Transactions..............   108

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   109

SIGNATURES...............................................................   112

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Azurix is a global water company engaged in the business of owning, operating and managing water and wastewater assets, providing water and wastewater related services and developing and managing water resources. We are a holding company and conduct substantially all of our operations through our subsidiaries.

     Azurix was formed by Enron Corp., one of the world's leading electricity, natural gas and communications companies, in 1998. In December 1998, Enron contributed our company to Atlantic Water Trust, a Delaware business trust. In connection with Enron's contribution, Marlin Water Trust acquired a 50% voting interest in Atlantic Water Trust. In June 1999, we completed our initial public offering of 36,600,000 shares of common stock at the offer price of $19.00 per share. In connection with the offering, we sold 17,100,000 shares of Azurix common stock and Atlantic Water Trust sold 21,463,468 shares of Azurix common stock, including additional shares sold pursuant to the over-allotment option granted to the underwriters. Enron and Marlin Water Trust each continue to own a 50% voting interest in Atlantic Water Trust, which currently owns approximately 67% of our common stock. The remainder of our common stock is owned by public stockholders.

     Our largest asset is Wessex Water Ltd, a water and wastewater company based in southwestern England, which we acquired in October 1998 for $2.4 billion. Our second largest asset is a 30-year water and wastewater concession in the Province of Buenos Aires, Argentina, which we acquired as of July 1, 1999 for $438.6 million. Our asset portfolio also includes the following:

     - interests in long-term water and wastewater concessions in the Province of Mendoza, Argentina and in Cancun, Mexico

     - Azurix North America, a water and wastewater services company with operations in nine U.S. states and five Canadian provinces

     - a 49% interest in Industrias del Agua, S.A. de C.V., a company that provides water and wastewater related services in a portion of Mexico City, Mexico, and participates in water and wastewater projects elsewhere in Mexico

     - Azurix Brasil RDM Ltda., a water and wastewater services company that provides water drilling, water supply and water and wastewater treatment services in Brazil

     - Lurgi Bamag GmbH, a water and wastewater engineering services company with offices in Germany, Brazil, Egypt and the United Kingdom

     - property in Madera County, California, on which we expect to develop the Madera Water Bank, a ground water storage project

     As of December 31, 1999, concessions in which we own an interest and water and wastewater systems that we operate served an aggregate population of approximately 8.3 million for water and approximately 7.6 million for wastewater. The businesses in our asset portfolio employ approximately 5,700 individuals worldwide.

     We are selectively pursuing additional water and wastewater opportunities throughout the world, primarily in those areas where we have existing operations, including North America, Europe and Latin America. These opportunities may include both contracts for services and acquisitions of assets. In the near term, we intend to focus more on service contract opportunities and expansion of our existing assets. The timing and success of any of these potential transactions cannot be predicted. The completion of any one of these transactions could have a significant impact on our business. We are also investing in innovative ways to provide new services, reduce costs and increase efficiencies in the global water industry, including by utilizing information technology to deliver e-business solutions in the areas of procurement, engineering and design, water supply and storage and billing and collections.

     Azurix was incorporated in Delaware on January 29, 1998. Our principal executive offices are located at 333 Clay Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 646-6001. Azurix maintains an internet site at http://www.azurix.com. Unless the context otherwise requires, when we refer to "we" or "Azurix" in this Annual Report, we mean Azurix Corp. and all of our consolidated subsidiaries.

BUSINESS STRATEGY

     Our business strategy is focused on the following complementary areas in the global water industry:

     - owning, operating and managing water and wastewater assets

     - providing water and wastewater related services, including resource, operational and residuals services

OWNING, OPERATING AND MANAGING WATER AND WASTEWATER ASSETS

     We have built a diversified portfolio of water and wastewater assets, including both established businesses with stable returns and concessions and projects in markets with significant development opportunities and potential for growth and enhanced returns. We intend to build our business through expansion of our existing assets and selective acquisitions of water and wastewater systems and service companies. We currently are concentrating our efforts in areas where we already own assets or have service contracts and are placing greater emphasis on services and expansion of existing businesses than on asset acquisitions.

PROVIDING WATER AND WASTEWATER RELATED SERVICES

     We provide a broad range of cost-effective services to owners of water and wastewater systems and to municipal and industrial customers, including services in each principal area of the water value chain: resource services, operational services and residuals services.

     Resource Services. We believe the growing demand for drinking water has generated a need for better management of water resources. We believe that there are significant capital, technical and operational needs for this area of the water industry and that governments are increasingly turning to the private sector to manage and meet these needs. This "upstream" end of the water value chain includes the following services to water distribution systems and industrial and agricultural customers:

     - Raw water resources -- Locating, drilling and extracting water supply, developing reservoir management projects and using desalinization and other techniques to develop new supplies

     - Conveyance and storage systems -- Developing transportation and storage projects, including pipelines, aqueducts and underground storage

     Further, we expect risk management techniques now employed in other industries to be transferred to the water sector. These include trading of firm and non-firm water delivery and storage capacity and the management of risks of time, location, quality, price and weather. We bring from Enron broad experience in these techniques from the gas and power industries.

     Operational Services. Services for the operation of a water and wastewater system or industrial or agricultural business can involve:

     - water treatment processes

     - distribution of water

     - retail services, including billing, metering, collection and customer care

     - wastewater collection

     - wastewater treatment

     Our water related services business is initially targeting municipal and industrial customers, especially in North America, that are seeking to outsource the management of their systems or particular services. These customers generally desire a service provider with the operating experience to provide reliable water supply and wastewater treatment services and the ability to comply with more stringent regulatory requirements for water quality and environmental protection.

     Residuals Services. We provide residuals management and disposal services in various parts of the United States and Canada through land application and dewatering. Wessex's subsidiary, SC Technology, designs, sells and operates biosolid drying processes and markets recycled biosolids for agriculture and land reclamation.

     Detail of our operating revenues, income (loss) before interest, minority interest, income taxes and extraordinary loss and long-lived assets by geographic area is included in Notes to Consolidated Financial Statements (see
Note 19).

     The following table represents the operating revenues contributed by each of the service categories of our business for the periods indicated, although all of the operating revenues occurred after the date of the Wessex acquisition:

                                                              JANUARY 29,
                                                                1998 TO       YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Water supply................................................     $ 35.0         $186.0
Wastewater services.........................................       73.1          320.3
Residuals management........................................        7.2           27.1
Other.......................................................        4.4           84.6
                                                                 ------         ------
          Total.............................................     $119.7         $618.0
                                                                 ======         ======

RECENT DEVELOPMENTS

     In 1998, we adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, we initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. This initiative was based on our expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, we reevaluated our cost structure in relation to our business development efforts. As a result, we reduced our corporate personnel by approximately one-third, reduced our leased office space and eliminated other costs primarily relating to the pursuit of concessions in certain regions, resulting in a non-recurring, pretax expense of $34.2 million for the fourth quarter of 1999. Azurix intends to focus more on service contract opportunities and its existing assets in the near term.

     On November 25, 1999, the U.K. Director General of Water Services announced the following price limits for Wessex: a 12.0% price cut effective April 2000, level prices through March 2003 and price increases of 3.8% effective April 2003 and 4.7% effective April 2004, all before adjustment for inflation. The Director has estimated that the cost of the capital expenditures that Wessex will be required to make over the next five years will be approximately L764 ($1,233.9) million. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

     On February 18, 2000, Azurix issued U.S. dollar and U.K. pounds sterling senior notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and L100.0 million, each due in 2007 and bearing an interest rate of 10 3/8%, and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.8 million. Of this amount, $150.0 million was used to pay off our $150 million revolving credit facility, $386.0 million was used to pay down the revolving credit facility of one of our subsidiaries, Azurix Europe Ltd, and $18.1 million was used to pay down amounts outstanding under our credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on these three credit facilities. The remaining proceeds will be available for general corporate purposes.

     During February 2000, we announced plans to launch internet-based marketplaces for buyers and sellers of water and water-related equipment. Water2Water.com(TM) will enable customers to transact business relating to the transfer and physical delivery of water and the purchase or sale of water storage and water quality credits. WaterDesk.com(TM) will enable water industry customers to more efficiently purchase and sell water-related equipment, services and chemicals and will also provide users with access to interactive decision support tools as well as industry information from trade publications. Please see "E-business Initiatives."

EXISTING AZURIX ASSETS

EUROPE

     Wessex. Wessex's principal business is providing water supply and wastewater services in parts of southwestern England through Wessex Water Services Limited, a wholly owned subsidiary. Wessex has a virtual monopoly over water supply and wastewater services in its region, with the exception of the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three other companies provide only water services and Wessex provides wastewater services.

     The Wessex region covers approximately 10,000 square kilometers and is predominantly rural. There are two major urban areas in the region, with Bristol and Bath in the north and Bournemouth and Poole in the south. The largest town for which Wessex provides water is Poole with a population of approximately 102,000, and the largest town for which Wessex provides wastewater services is Bristol, with a population of approximately 400,000 (approximately 800,000 including the surrounding area). For the year ended December 31, 1999, Wessex had operating revenues of approximately $465.4 million and EBITDA, defined as net income before interest, income tax, depreciation and amortization, minority interest, extraordinary loss and restructuring charge, of approximately $323.8 million.

     - Water Supply Services. Wessex supplies approximately 385 million liters of water per day to a population of approximately 1.1 million using its water infrastructure. The system includes approximately 138 water sources, 128 water treatment plants, 320 pumping stations, 360 storage reservoirs and 11,104 kilometers of water mains. Wessex serves approximately 513,900 domestic and commercial locations. Wessex's customer base is approximately 55% residential and 45% commercial by volume of supply.

      Wessex withdraws 78% of its water from underground sources and the remainder from reservoirs (21%) and rivers (1%). Wessex has a comprehensive network of storage reservoirs (interlinked by a regional grid), which facilitates water management during periods of low rainfall. As a result of its strong water resources, internal grid network and water management, Wessex has not enforced any restrictions on water usage in the past 23 years.

      During the year ended December 31, 1999, Wessex tested approximately 174,000 drinking water samples and achieved 99.9% compliance with the strict U.K. and European Union standards. The Office of Water Service, the industry regulator for England and Wales commonly called Ofwat, has ranked Wessex as above average for the provision of water supplies overall.

      As of December 31, 1999, Wessex had invested approximately $650 million in capital projects related to improvements in its water infrastructure since its privatization in 1989, of which over $400 million had been invested since 1993. Wessex's water supply network continues to require further investment.

     - Wastewater Services. Wessex treats on average 480 million liters of wastewater per day from a population of approximately 2.5 million through its infrastructure of approximately 356 wastewater treatment plants, 1,300 pumping stations and 15,256 kilometers of sewers. Residential customers account for approximately 86% of the volume of wastewater retrieved and commercial customers account for approximately 14%.

      Wessex's wastewater treatment plants perform above industry standards. Wastewater is collected in the wastewater system and pumped or gravitated to wastewater treatment plants where the wastewater passes through processes designed to remove biosolids and purify the wastewater. Following further processes, Wessex disposes of 76% of its biosolids to agricultural land, uses 17% in landscaping and land reclamation work and disposes of 7% in landfills. Approximately 20% of biosolids are subjected to an advanced heated drying treatment at Wessex's major wastewater treatment facility at Avonmouth, near Bristol. Wessex is currently commissioning similar drying facilities, referred to as biodriers, at Bournemouth and Weston-super-Mare.

      During the fiscal year ended March 31, 1999, Wessex's wastewater treatment plants were in substantial compliance with applicable discharge standards and 99% of these plants were in 100% compliance with applicable U.K. and European Union discharge standards.

      As of December 31, 1999, Wessex had invested approximately $1.2 billion in capital projects related to improvements in its wastewater infrastructure since its privatization in 1989, of which approximately $710 million had been invested since 1993. Wessex has been upgrading many of its wastewater treatment plants to comply with European Union legislation. At some of its treatment facilities, Wessex has introduced advanced filtering technology using membranes, ultraviolet disinfection and fully enclosed underground plants in connection with the treatment of wastewater. Wessex's wastewater treatment plant at Porlock is the largest operational plant in Europe to use membrane filtering technology to process domestic wastewater to a state that is virtually bacteria and virus free. Wessex is building a similar system at Swanage in Dorset, which upon completion will be the largest such facility in the world.

     - Properties. Wessex manages over 2,500 installations. These include approximately 138 water sources, 128 water treatment plants, 320 clean water pumping stations, 360 storage reservoirs, 1,300 wastewater pumping stations and 356 wastewater treatment plants. The following is a list of the five largest water treatment plants operated by Wessex:

                                                            CAPACITY
LOCATION                                            (MILLION LITERS PER DAY)
--------                                            ------------------------
Maundown..........................................             72
Upton Scudamore...................................             36
Corfe Mullen......................................             33
Sturminster Marshall..............................             30
Durleigh..........................................             30

      The following is a list of the five largest wastewater treatment plants operated by Wessex:

                                                     ESTIMATED EQUIVALENT
LOCATION                                              POPULATION SERVED
--------                                             --------------------
Bristol (Avonmouth)................................        897,000
Holdenhurst........................................        180,000
Poole..............................................        159,000
Bath (Saltford)....................................        109,000
Bridgwater.........................................        107,000

     - Customer Charges. The U.K. Director General of Water Services sets limits on the rates Wessex may charge for its regulated water supply and wastewater treatment businesses, including the extent of annual rate increases.

      Charges for water supply and wastewater services are calculated separately based on the average costs of providing each service for each class of customers. Currently, approximately 82% of household bills are calculated in part on the basis of the ratable value of the property rather than their usage. The remaining 18% of household customers pay based on metered water usage. Where a customer receives a metered water supply, wastewater services charges are based on the volume of water supplied.

      Wessex offers a free meter installation service to all its customers and, as a result, the level of metering in Wessex's territory is above the industry average in the United Kingdom. New properties will be subject to metering.

      Charges are generally set on a standard tariff basis. Charges for bulk supplies of water are usually determined on an individual basis, as are charges for some larger commercial water supplies and some industrial wastewater. The charging basis for bulk supplies in some cases provides for annual recalculation by reference to the expenditure associated with the supply. Wastewater from industrial users is normally charged on a formula basis taking account of the volume of wastewater, its strength and costs of removal and treatment.

      The Director has issued new price limits for Wessex and other U.K. water and wastewater companies that will apply from April 1, 2000. As a result, Wessex's prices will be reduced by 12.0% for 2000-2001, before adjustment for inflation. Prices will remain level through March 2003 with price increases in 2003-2004 of 3.8% and in 2004-2005 of 4.7%, before adjustment for inflation. Companies are required to implement certain policies in their charging schemes for 2000-2001 that must, for example, deal with tariffs for vulnerable groups, cost-reflective charging, the balance between water and wastewater charges, measured and unmeasured tariff differentials, large user tariffs, timing and methods of payment and optional metering. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and "Regulatory Matters -- U.K. Regulatory Matters."

      The recently enacted Water Industry Act 1999 will become effective on April 1, 2000. It grants household customers the right:

      - to resist water metering in their current homes if they are not using water for non-essential purposes

      - to have a free meter installed if they wish to have one, where this is practicable

      - where they have taken up the right to have a free meter installed, to revert to an unmetered basis of charging within 12 months if they so choose

      Prior to this legislation, Wessex already had implemented a free metering program with a right to revert to unmetered service. In addition, two new regulations under the Water Industry Act 1991, as amended by the Water Industry Act 1999, will become effective on April 1, 2000. These regulations:

      - protect vulnerable customers with high essential water use, who live in homes with meters, from higher than average water bills

      - prevent water companies from disconnecting domestic customers and other protected premises for non-payment

      - grant new powers for the Director to approve charging schemes annually, taking account of guidance from the Secretary of State

      In the meantime, the U.K. government will continue to review the provisions dealing with vulnerable customers and will consider whether it is necessary to introduce amendments to meet the needs of customers facing severe hardship over their water bills. The Director will also consult on whether to impose widespread metering in areas where water resources are under stress. The structure for setting water companies' charges under the Water Industry Acts 1991 and 1999 and regulations thereunder provides for adjustments to the charges from the entirety of Wessex's customers so that the total amount of income to Wessex is not affected by reductions in charges to vulnerable customers.

      Following the introduction of the new legislation, the Secretary of State has given guidance to the Director that highlighted a number of key objectives, including providing a fair distribution of costs between customers, affordability, taking into account environmental considerations, ensuring stability and predictability of charges and providing transparent and customer-focused services.

     SC Technology. In 1996, Wessex acquired SC Technology, which does business under the name of Swiss Combi. Based in Switzerland, SC Technology is one of the leading biosolid drying companies in the world. SC Technology designs, sells and operates environmentally sound biosolid drying processes and markets recycled biosolids for agriculture and land reclamation. SC Technology currently has approximately 40 plants completed or under construction, primarily in countries located in Western Europe.

     Lurgi Bamag. On October 18, 1999, we acquired Lurgi Bamag GmbH, a water and wastewater engineering services company, for $30.2 million, excluding transaction costs. Lurgi Bamag and its subsidiaries have offices in Germany, Brazil, Egypt and the United Kingdom. Lurgi Bamag serves industrial customers in the refining, pulp and paper, petrochemicals and iron and steel industries that require cost-efficient, high quality water and wastewater treatment.

NORTH AMERICA

     Azurix North America. On May 18, 1999, we acquired Philip Utilities Management Corporation, a water and wastewater services company headquartered in Hamilton, Ontario, Canada, for $107.4 million, including transaction costs. Following our acquisition of Philip Utilities, now called Azurix North America, we have expanded this business through the acquisition of three water and wastewater companies in the United States and Canada for an aggregate purchase price of $11.3 million. Azurix North America conducts operations in five of the ten provinces of Canada, with a concentration of operations in Ontario, and in the United States in the states of Alabama, Arizona, Florida, Georgia, Louisiana, Maine, New Jersey, Texas and Washington. Azurix North America had operating revenues of approximately $87.8 million and EBITDA of approximately $10.0 million from May 18, 1999, the date of acquisition, through December 31, 1999. The following is a discussion of Azurix North America's business operations.

     Operations, Management and Engineering. Azurix North America's operations, management and engineering business is divided into two business lines: (1) contract operations and (2) engineering and automation.

     - Contract Operations. Azurix North America's contract operations division comprised approximately 38% of Azurix North America's operating revenues in 1999. Azurix North America's largest contract operation projects are in Hamilton-Wentworth, Ontario and Seattle, Washington.

      In 1994, Philip Utilities was awarded the contract to operate and maintain the 192 million gallon per day water treatment facility and the 110 million gallon per day wastewater treatment facility of the regional municipality of Hamilton-Wentworth. Under the operations agreement, we receive an adjustable flat fee plus a portion of any cost savings realized under the contract. Services provided under the operations agreement include the day-to-day operation, maintenance, repair and permitting and compliance of the water and wastewater treatment facilities, as well as several remote plants and pumping stations. Under the terms of the plant operations agreement, Hamilton-Wentworth pays an annual fee to us equal to an agreed upon base budget, adjusted for inflation, salary and wage increases, insurance costs, ash, sludge and grit disposal costs and increases in cost of corporate overhead. In addition, Hamilton-Wentworth shares in approximately 40% of actual annual costs savings over the base budget amount by reducing the annual fee due to us.

      Azurix North America's second largest contract operation project is the design-build-operate contract with Seattle Public Utilities for the 120 million gallon per day Tolt Treatment Facility that is currently under construction outside of Seattle, Washington. In 1996, Philip Utilities teamed with the engineering firm of Camp Dresser & McKee, Inc. to win this 20-year contract, which is renewable by the City of Seattle for two additional periods of five years each. Azurix CDM, Inc., an 80%-owned subsidiary of Azurix North America, will receive approximately $74.7 million in design and construction fees, of which it has received approximately $55.8 million at the end of February 2000. Azurix CDM subcontracted the design-build portion of the contract for approximately $63 million. Construction of the Tolt plant is currently on schedule, with the facility scheduled to commence operations in December 2000. Once operations have commenced, Azurix CDM is entitled to an annual service fee of approximately $1.7 million, subject to modification for incentive bonuses, pass-through costs and other adjustments.

     - Engineering and Automation. Azurix North America's engineering and automation activities are based in Burlington, Ontario. Azurix North America provides plant design, construction, project management and process design and engineering services primarily for municipal customers and other Azurix North America operations. Azurix North America also provides process automation and instrumentation services including design, testing and installation of supervisory control and data acquisition systems and other computer control technologies primarily for municipal customers. Azurix North America's engineering and automation activities comprised approximately 16% of its operating revenues in 1999.

     Residuals Management. Residuals management accounted for approximately 17% of Azurix North America's operating revenues in 1999. The residuals management division is comprised of three operations that apply dewatering and land application methods to residuals management in Ontario, Florida and Texas.

     Underground Infrastructure Remediation and Development. Azurix North America offers a wide range of underground asset management services to customers in the United States and Canada. These services include closed circuit television inspection and location mapping, as well as pipeline repair and rehabilitation. Since 1996, Azurix North America and its predecessor, Philip Utilities, have been migrating from traditional pipe rehabilitation to trenchless technologies. Azurix North America employs a variety of trenchless technologies for which it holds licenses in various geographic territories. Among these licensed products are epoxy resins, polyurethane fold-and-form pipe, a roll-down pipe product, two cured-in-place products and a spot repair system. The underground infrastructure division contributed approximately 27% of Azurix North America's operating revenues in 1999.

     Ownership of Water and Wastewater Assets. In addition to its outsourcing operations, Azurix North America owns two utilities that serve approximately 3,000 end use customers in suburban areas around Houston, Texas: Southwest Utilities, Inc. and Walker Water Works, Inc. These two utilities own and operate both water and wastewater treatment services and are regulated by the Texas Natural Resource Conservation Commission and the Environmental Protection Agency. This is Azurix North America's smallest division and accounted for approximately 2% of its operating revenues in 1999.

     Madera Water Bank Project. On October 4, 1999, we purchased approximately 13,600 acres of land in Madera County, California for $31.5 million, excluding transaction costs. We plan to develop, own and operate the Madera Water Bank Project, a 400,000 acre-foot ground water storage project in the aquifer beneath the land for use by municipal, industrial and agricultural customers. The aquifer on the property will be used to store surplus water from local, state and federal water customers during wet years in an effort to make this water available for use throughout the region and state during drier years or as the market dictates. The property is located 25 miles northwest of Fresno and is strategically located near existing state and federal canals and aqueducts and the San Joaquin River, all of which could provide a number of alternative conveyance systems to move water to and from the site. We are required to make additional payments to the seller, contingent upon our ability to successfully obtain the required water bank permits and our commencement of operations of the water bank.

     Completion of the Madera Water Bank Project will require various governmental permits and construction expenditures that we currently estimate to be in the range of $35 to $40 million during 2000 and 2001. We will also need to satisfy local property owner and county concerns regarding the impact the project will have on local water resources prior to starting construction. We have embarked on an effort to sell a majority of the storage capacity of the proposed water bank on a long-term basis. Although we expect to obtain the necessary permits and satisfy local community concerns in a timely manner and pre-sell sufficient capacity at prices that will make this project profitable, the project is in its early stages, and thus we cannot yet be assured these efforts will be successful.

     E-business Initiatives. During February 2000, we announced plans to launch internet-based marketplaces for buyers and sellers of water and water-related equipment, services and chemicals. One site we are developing, Water2Water.com(TM), will enable customers to transact business relating to the transfer and physical delivery of water and the purchase or sale of water storage and water quality credits. We anticipate Water2Water.com's(TM) initial customers will be in the western United States. Our second site, WaterDesk.com(TM), will enable water industry customers to more efficiently purchase and sell water-related equipment, services and chemicals. WaterDesk.com(TM) will also provide users with access to interactive decision support tools as well as industry information from trade publications.

     We expect these sites to charge fees in connection with each transaction occurring on the sites and from advertisements displayed on the sites. The success of our e-business marketplaces will be largely dependent on acceptance by large industrial, agricultural and municipal users of water and water-related equipment, services and chemicals and the government agencies that regulate them.

     We incurred capital expenditures of approximately $1.7 million through December 31, 1999 in connection with the development of Water2Water.com(TM) and WaterDesk.com(TM), and we anticipate these sites will require development capital expenditures of approximately $13.6 million during 2000. We are currently seeking third party investors for WaterDesk.com(TM), which we believe will benefit the site by increasing industry exposure and acceptance of the site as well as assist us in defraying development costs and, in certain cases, provide additional tools and features that may be incorporated into the site.

LATIN AMERICA

     Azurix Buenos Aires. On May 18, 1999, we were notified that we were the prevailing bidder in a tender for a 30-year concession to operate the water and wastewater systems in two regions of the Province of Buenos Aires, Argentina, previously operated by Administracion General de Obras Sanitarias de la Provincia Buenos Aires. On June 30, 1999, Azurix, through Azurix Buenos Aires S.A., an indirect wholly owned subsidiary of Azurix, entered into a concession contract with the provincial government covering the two regions and paid the government $438.6 million. On July 1, 1999, Azurix Buenos Aires assumed operation of the water and wastewater systems. Azurix currently owns 100% of Azurix Buenos Aires, but is required under the concession contract to transfer a 10% interest in Azurix Buenos Aires to former employees of the provincial company that transferred to Azurix Buenos Aires. Azurix Buenos Aires had operating revenues of approximately $39.5 million and EBITDA of approximately $0.4 million from July 1, 1999, the date of acquisition, through December 31, 1999.

     The Province of Buenos Aires surrounds the Argentine capital city. It is the country's largest province, with a total population of approximately 13.5 million. The two regions included in our concession have a total population of approximately 2.1 million. They include the provincial capital of La Plata and the large industrial city of Bahia Blanca. We anticipate expanding operations to surrounding municipalities and offering industrial customers cost-effective water and wastewater alternatives.

     Azurix Buenos Aires supplies approximately 976 million liters of water per day through a system that includes approximately 504 extraction wells, 16 water treatment plants, 63 storage tanks, 30 cisterns and 7,301 kilometers of water mains. Azurix Buenos Aires treats approximately 205 million liters of wastewater through its infrastructure of approximately 43 wastewater treatment plants, 48 pumping stations and 4,280 kilometers of sewers. The aggregate capacity of its water treatment plants is approximately 616 million liters per day and the aggregate capacity of its wastewater treatment plants is approximately 250 million liters per day.

     The concession contract requires Azurix Buenos Aires to develop and complete a specified investment plan to improve water quality, recondition the distribution and collection network, expand customer metering and water and wastewater connections and reduce water losses. Additionally, the concession contract requires Azurix Buenos Aires to provide for the expansion, reconditioning and construction of wastewater treatment plants. We anticipate incurring capital expenditures of approximately $350 million during the next five years. The concession also obligates Azurix Buenos Aires to maintain minimum stated capital requirements, contract guarantee requirements, operating guarantee requirements and insurance requirements. We anticipate funding capital expenditures through operating cash flows and long-term debt and equity of Azurix Buenos Aires and, to the extent necessary, funds from Azurix.

     Administracion General de Obras Sanitarias de la Provincia de Buenos Aires transferred 1,098 employees to Azurix Buenos Aires. The employees transferred to Azurix Buenos Aires were mostly hourly operational personnel, requiring us to hire most of our managerial level staff. Although Azurix Buenos Aires has entered into negotiations for a collective bargaining agreement with the union since taking over the concession, no such agreement is currently in effect. Labor expenses accounted for approximately 70% of the operational expenses of the provincial operator prior to the take over by Azurix Buenos Aires, and this level is not expected to change during the term of the concession. The board of directors of Azurix Buenos Aires has the authority to appoint the key technical and managerial positions at the company.

     Initially, the tariff remains the same as was in effect prior to privatization. The first tariff review is expected around 2002. The tariff then is to be reviewed every five years in light of changes to the five-year program of investment. Azurix Buenos Aires or the regulator may at any time ask for an increase or reduction in the tariff if consumer cost indices change by more than 3% or if there are material changes in Argentine tax law, other than value added tax or income tax, changes in water quality standards or environmental regulations or substantial changes in the condition of the concession. Both the concession contract and the governing law provide that tariff modifications may not be used to penalize Azurix Buenos Aires if it operates more efficiently than expected. Azurix Buenos Aires is required to provide lower rates to specified users, including retired persons with low income, care centers for the elderly and for physically challenged children, public schools, public sports facilities and libraries.

     We did not receive complete billing and customer records when we took over the concession, which has impeded collection efforts and adversely affected our operating revenues derived from this concession to date. We have embarked on a program to improve billing and debt collection procedures and increase the number of accounts billed, which we believe will improve collections. In addition, the province did not transfer some of the assets that the concession agreement required it to transfer, including some accounts receivable; has not completed some work projects that the concession agreement obligates it to perform; and has not paid some pre-takeover costs that we now have paid. We are pursuing reimbursement from the province for these added costs to our operations, although we cannot predict what amount, if any, we will actually recover.

     Mendoza, Argentina. In May 1998, Enron, in a consortium co-led by SAUR, a French water company, successfully bid to acquire a controlling interest in Obras Sanitarias Mendoza S.A., a privatized company that holds a 95-year exclusive concession to provide water and wastewater services to the majority of the Province of Mendoza, Argentina. In December 1998, Enron contributed to Azurix its 32.1% interest in Obras Sanitarias Mendoza. SAUR also owns a 32.1% interest in the concession holder, local private investors own a 3.3% interest, Italgas owns a 2.5% interest, employees own a 10.0% interest and the Province of Mendoza owns the remaining 20.0%. Obras Sanitarias Mendoza is currently operated by SAUR under an operations agreement and is governed by a five-member board of directors, two of whom have been appointed by Azurix.

     Obras Sanitarias Mendoza is charged with operating, maintaining and upgrading its 10 drinking water plants and 17 wastewater treatment plants as well as associated distribution and collection networks to Mendoza. Its service territory covers 17 municipalities. Obras Sanitarias Mendoza serves over one million water customers and has approximately 295,000 water connections. Obras Sanitarias Mendoza provides wastewater services to approximately 900,000 people and has approximately 236,000 wastewater connections. The concession contract requires Obras Sanitarias Mendoza to expand the water and wastewater connections in the concession area over the next 10 to 15 years. Through 2015, approximately $180 million is expected to be spent on new connections, new water and wastewater treatment facilities and system improvements. Obras Sanitarias Mendoza's assets include raw water transportation pipelines and aqueducts, drinking water treatment plants and other general assets.

     The concession is located in western Argentina in the desert bordering Chile at the base of the Andes mountains. Water supply comes primarily from the regional river, Rio Mendoza. The surface water feeds by gravity to treatment plants. The remaining ground water comes from approximately 160 wells. Obras Sanitarias Mendoza uses four large lagoon systems to provide the majority of wastewater treatment within the concession area.

     Obras Sanitarias Mendoza must pay the Province a yearly royalty based on net operating revenues collected. This royalty is equal to 3.85% of net operating revenues collected in the first five years of the concession and 9.98% thereafter.

     Azurix Brasil. On September 24, 1999, we acquired from an affiliate of AMX-Acqua Management Inc. 100% of three Brazilian companies, Geoplan-Assessoria, Planejamento e Perfuracoes Ltda., Aguacerta-Sistemas de Abastecimento Ltda. and Aguacerta Saneamento Ltda., which provide water drilling, water supply and water and wastewater treatment services in Brazil, for $55.6 million, excluding transaction costs. We may be required to make additional payments to an affiliate of AMX-Acqua Management that are contingent on the future performance of the business. These payments are to be used solely to purchase Azurix common stock from us.

     These companies, now owned by Azurix Brazil RDM Ltda., primarily provide resource development and management services, including the exploration, sourcing and storage of water. Azurix Brasil also provides water and wastewater treatment services and serves a broad base of Brazilian customers ranging from large industrial companies and small commercial companies to municipalities. Azurix Brasil has a portfolio of more than 80 risk contracts. Under a risk contract, Azurix Brasil takes on the responsibility for obtaining water for the owner or occupant of land and is paid only if water is delivered. For example, under one risk contract, Azurix Brasil has drilled a well on privately owned property to replace other sources of water, such as municipal water systems, and provides wastewater treatment services for the owner, including recycling of wastewater for irrigation. Azurix Brasil expends the capital to drill the well and bears all drilling risk, construction costs and operating costs and receives a fee for water and other services provided over a fixed contract term, often 10 years.

     Azurix Brasil currently operates principally in the States of Rio de Janeiro and Sao Paulo, but we plan to expand the business to other parts of Brazil. Although competitors may enter this business in the future, the market appears large enough, and aquifers appear to have sufficient water, to permit substantial growth. Prices for risk contracts currently are not regulated.

     Mexico. During 1999, we acquired several interests in Mexico, including the following:

     - Cancun. On March 24, 1999, we acquired for $13.5 million a 49.9% economic interest in and the right to manage and operate the water and wastewater treatment concession for Cancun and Isla Mujeres, Mexico. Desarrollos Hidraulicos de Cancun, S.A. de C.V. is the concessionaire that holds the concession. Affiliates of one of the former shareholders, Grupo Mexicano de Desarrollo, S.A., own an aggregate 50.1% economic interest in the concessionaire. The concessionaire serves a population of approximately 400,000 through approximately 78,000 connections. An estimated 65% of the concession's operating revenues are derived from the supply of drinking water to tourist hotels, whose operating revenues are primarily U.S. dollar based.

      The concession was initially granted on the condition that the concessionaire would invest capital in projects to provide services under the concession. The cost to the concessionaire for these investments is estimated at $44 million over the next five years. On February 25, 1999, we lent the concessionaire $15.0 million to permit it to retire a portion of its indebtedness. We also agreed to make additional loans of up to $10 million. The balance of the loans outstanding to the Cancun concession at December 31, 1999 was $17 million. The concessionaire is required to pay to the State of Quintana Roo an annual concession fee of 7.5 million pesos (in 1993 pesos), adjusted annually in accordance with changes in the Mexican consumer price index.

      The operations and tariffs for water and wastewater systems in the State of Quintana Roo are regulated by Comision de Agua Potable y Alcantarillado, referred to as CAPA. The water tariff paid by the hotels and commercial and industrial customers is adjusted monthly according to the change in Mexico's consumer price index as published by the Mexican government. In addition, the concession provides that the rate paid by the hotels will be increased in the event of a variation of the Mexican peso/U.S. dollar exchange rate in excess of 15% due to a short-term event. The remainder of operating revenues come from residential and public services drinking water supply and from wastewater services. Residential drinking water rates are adjusted annually with changes in the Mexican minimum wage established by the minimum wage commission. Currently, less than 40% of the wastewater in the Cancun urban zone that is collected is being treated. However, the concessionaire is currently constructing a new wastewater treatment plant, expected to be completed by April 2000, and a drainage infrastructure project, expected to be completed by end of 2000, that together should increase the treatment rate to approximately 85%.

      The concession expires in October 2023, unless extended. At the end of the concession term, and any extensions, the concessionaire will be required to deliver to the government at their residual equity value the facilities and equipment used to provide services under the concession.

      We have three seats on the board of directors of the concessionaire, while the 50.1% shareholder has two. We have the right to appoint, and have appointed, the chief executive officer, the chief financial officer and the chief operating officer of the concessionaire. The 50.1% shareholder has the right to appoint the chairman of the concessionaire's board and the non-voting board secretary. Resolutions concerning major corporate actions and governance issues require supermajority approval.

     - Industrias del Agua, S.A. de C.V. On September 24, 1999, we acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. for $22.5 million, excluding transaction costs. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company that provides water and wastewater services within Mexico City, Mexico. In addition, a consortium in which Industrias del Agua participated recently won a bid for the concession of a wastewater treatment plant in Torreon, Coahuila, Mexico.

      The remaining 51% of the capital stock of IASA Holdings is owned by a privately-held Mexican company. We have the right to appoint two members of the board of directors, and the 51% shareholder has the right to appoint three members. Contemporaneous with our purchase of the capital stock of IASA Holdings, we entered into separate agreements that result in our having effective control over IASA Holdings.

      Under a contract with the Water Commission of the Federal District of Mexico, Industrias del Agua provides metering, billing, collections, operations and maintenance services for an area covering approximately one quarter of the Federal District within Mexico City, a service area with a population of approximately two million people. Industrias del Agua has provided these services since 1993, when it signed a 10-year contract with the Water Commission of the Federal District. All recourse by the Water Commission of the Federal District of Mexico is to the company that is a party to the contract, a subsidiary of Industrias del Agua.

      The volume of work Industrias del Agua is required to perform every year is not fixed under the contract and depends on the requests made by the Water Commission of the Federal District. Industrias del Agua's revenues for providing services under the contract are based on unit prices adjusted for inflation. Only minor ongoing capital commitments remain related to increased activities under the contract.

      In August 1999, a consortium in which Industrias del Agua participated with FYPASA Construcciones, S.A. de C.V. was awarded a public bid by the Sistema Municipal de Aguas y Saneamiento de Torreon, Coahuila, known as SIMAS, for a services contract to construct and operate an approximately $20 million wastewater treatment plant in Torreon. The contract requires that the plant be built and certain start-up tests be successfully completed within 18 months after initial conditions to construction are met, and then provides for an operating period of 18 and a half years. Financing arrangements for the funding of the project are currently being negotiated. Construction of the plant is expected to be completed during the summer of 2001. Industrias del Agua owns 90% of the consortium company.

     Through a joint venture, Azurix will hold a 40% interest in an approximately $25 million municipal wastewater treatment plant for Leon. Construction of the plant is expected to be completed during the summer of 2000. We also are participating in a smaller wastewater treatment plant in Matamoros.

COMPETITION

     Participants in the global water market face significant challenges, including qualifying for the bidding process, obtaining and demonstrating operating experience and management depth, accessing capital, obtaining and demonstrating expertise in managing international infrastructure projects, identifying and evaluating transactions and assessing and mitigating risks, especially operational, political and regulatory risks. As a result, only a small number of companies currently compete globally in the water and wastewater privatization market. We face significant competition from companies larger than we are, companies with longer operating histories and greater experience in securing water and wastewater projects than we have and other new entrants to the global water industry.

     Two French companies, Compagnie Generale des Eaux, a subsidiary of Vivendi, and Suez-Lyonnaise des Eaux, currently are recognized as the leading competitors in the international water and wastewater market. According to their published data, Compagnie Generale des Eaux serves an aggregate population of approximately 80 million for water and 30 million for wastewater, and Suez-Lyonnaise des Eaux serves an aggregate population of approximately 77 million for water and 52 million for wastewater. These two companies are significantly larger than the next group of international competitors. These smaller competitors include privatized water and wastewater companies from the United Kingdom and some smaller French and Spanish companies. Some construction companies also bid on water and wastewater projects, more often on build-own-transfer projects than on concessions.

     We are a new competitor in the international water and wastewater market, and concessions in which we own interests and systems that we operate currently serve an aggregate population of approximately 8.3 million for water and approximately 7.6 million for wastewater. The larger companies, due to their longer operating histories and financial strength from stable concessions and contracts, may be better able to demonstrate their expertise. Further, our competitors may be able to obtain capital at a lower cost and be willing to bid more aggressively than we can, which would give them an advantage in bidding on projects and other competitive situations.

     In the United States, the water and wastewater industry is highly fragmented, with over 55,000 public and private water entities serving approximately 90% of the nation's population. Of this number, approximately 31,000 are investor owned and the rest are publicly owned, generally by local municipalities. Most of these entities serve only a single community or region. Several of these publicly traded companies, and others that have been acquired by foreign entities, have become active consolidators by acquiring the small private and public investor owned utilities that operate in markets contiguous to or near their own. Of the three largest consolidators, none has more than a 5% market share in the United States, and together they serve only 8% of the nation's customers. In addition, several electric utilities have begun to acquire municipally owned water distribution companies in the United States. Many companies compete in the United States for municipal service contracts and industrial outsourcing opportunities.

     In the United Kingdom, the water industry has achieved approximately 98% population coverage. The 10 water and wastewater authorities in England and Wales were privatized in 1989 to form 10 water and wastewater companies operating in geographically discrete regions. Wessex has a virtual monopoly over water supply and wastewater services in its licensed region, with the exception of the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three companies provide water services and Wessex provides wastewater services.

     Although water and wastewater concessions, once awarded, historically are virtual monopolies for their terms, some forms of competition are arising. For example, in the United Kingdom other suppliers may apply to the industry regulator for an "inset appointment" to serve particular areas within Wessex's or any other licensee's service area. Inset appointments may be granted for the supply of water and wastewater services to Wessex's customers using in excess of 250 megaliters of water per year. Inset appointments may also be granted for "greenfield sites," which are areas previously not served by existing companies, or where an incumbent water company consents to change its boundary to allow part of its area to be transferred to another company. Historically, very few inset appointments have been granted in England and Wales, although a number of applications are currently being considered. This may change in the future as the U.K. Government and the Director General of Water Services seek to increase competition. The Director has announced a future work program that includes new initiatives to extend competition. These include lowering the threshold for inset appointments, or allowing premises to be combined to meet the consumption limit for a large user inset; promoting competition in new connections; extending the obligation on companies to allow connections to their water mains from outside their areas in response to requests by non-residential customers as well as residential customers (currently, water and wastewater companies are only obliged to make such supplies outside their areas when requested by residential customers); facilitating common carriage, for example, by developing access codes to set out fair terms for common carriage using others' networks; liberalizing trade in abstraction licenses; and using the new competition law powers under the Competition Act 1998 to prevent abuses of a dominant position and anti-competitive behavior. The Director's objective is to encourage competition by giving competitors access to the monopoly inherent in water and wastewater services. In particular, the Director requested that each company be ready by March 1, 2000 to respond positively and substantively to inquiries and requests to share the use of its infrastructure, including a statement of principles that would govern this shared use. Wessex responded to the request. The Director recognizes that competition is currently focused on large users and considers that measures such as the development of common carriage and the right to optional metering as well as the installation of meters on new properties will open up competition to household customers. It is considered unlikely that these changes will have a material adverse impact on the profitability of existing water companies, particularly if entrants continue to use the incumbent's asset network. One inset appointment was granted within Wessex's territory resulting from the privatization of water supply activities formerly provided by the Ministry of Defence. Wessex chose not to pursue this project because of unacceptable contract terms. Wessex was awarded another appointment to operate water and wastewater services formerly provided by the Ministry of Defence.

     The Chancellor of the Exchequer announced in March 1999 that the U.K. Government intends to study ways to increase competition in the United Kingdom's water sector and a consultation paper will be published in March 2000. However, until market competition has developed, comparative competition will still be used in the regulation of the water industry, in particular in the periodic review process and in assessing the effects of mergers between water companies. Furthermore, in evaluating the competitive position of the U.K. water companies in the future, the Director intends to extend the comparisons to comparable suppliers in Scotland and Northern Ireland, as well as in other countries, including France, Australia and the United States. We cannot predict what changes, if any, the U.K. Government will adopt to promote competition. Competition may open up profitable opportunities to efficient operators. As of the date of this filing, the paper had not been published.

SUPPLIERS

     Our operating subsidiaries depend upon electricity, chemical and telecommunication suppliers for their operations. Wessex's only significant supplier of goods or services is Yorkshire Electricity plc, a subsidiary of American Electric Power Corporation, which supplies electricity to approximately 1,100 of Wessex's sites. Wessex pays Yorkshire Electricity plc approximately $9.55 million per year, which represents approximately 5.5% of Wessex's annual operating costs. The contract was effective October 1, 1999 and runs for two years. The price is based upon a negotiated pence amount per kilowatt hour for each site. Wessex is not dependent on any single supplier, including Yorkshire Electricity, because its supplies are readily available from alternative sources at market rates and on similar terms. Except for SC Technology, which supplies biodriers to Wessex, and Enron, which provides services under agreements with Azurix, none of Azurix's suppliers is affiliated with it.

EMPLOYEES

     As of December 31, 1999, we had approximately 200 employees, excluding employees of our operating subsidiaries. As of December 31, 1999, Wessex had approximately 1,450 employees, which included approximately 60 employees at SC Technology worldwide. Wessex has announced that it expects to reduce the number of its employees by approximately 90 employees by July 2000. As of December 31, 1999, Azurix

Buenos Aires had approximately 1,200 employees, Azurix North America had approximately 890 employees, Azurix Brasil had approximately 150 employees and Lurgi Bamag had approximately 215 employees.

     In addition, the Mendoza concession employed approximately 690 people, the Cancun concession employed approximately 565 people and Industrias del Agua employed approximately 370 people, as of December 31, 1999. All, or a portion, of the work forces at Wessex, Azurix Buenos Aires, Mendoza, Azurix North America, Cancun, Industrias del Agua and Azurix Brasil are represented by unions.

INSURANCE

     We believe that our insurance arrangements, including self-insurance, are customary for the industry and are adequate. We have established a global insurance program covering our property, employers liability, public and products liability, excess public and products liability and our motor fleets worldwide.

REGULATORY MATTERS

     The following is a summary of regulatory matters relating to water and wastewater operations in the United Kingdom, the United States, Canada, Argentina, Brazil and Mexico.

     In general, most countries where we have invested, or intend to consider investments, have drinking water quality and environmental laws and regulations. We intend to invest in companies or projects that operate in material compliance with drinking water quality and environmental laws and regulations. However, we cannot guarantee that the due diligence we perform in advance of investing in an entity will identify any or all noncompliance with environmental laws and regulations by such entities.

     Because the supply of clean drinking water and the treatment of wastewater are essential societal needs, we anticipate that these activities will be subject to at least some form of regulation wherever we do business. The nature and extent of environmental laws and regulations vary from country to country, and there may be wide disparities in the requirements from one part of the world where we do business to another. Generally speaking, compliance with these laws and regulations is mandatory and penalties, as well as injunctive and other relief, are usually available in the event of noncompliance. Moreover, these laws and regulations may require improvements to water and wastewater systems that will require additional capital and operating costs for us to remain in compliance.

     Changes in the nature of these laws and regulations, or in the level of their enforcement, also have the potential to impact adversely our financial results during the relevant period. These adverse impacts could cause our actual financial results to differ materially from those we project, forecast, estimate or budget. Moreover, changes in these laws and regulations may require improvements in order to remain in compliance that can result in additional capital and operating costs.

     Wessex has established a comprehensive environmental auditing program that is designed to provide early identification of potential environmental problems associated with its activities and to provide reasonable assurance that all identified problems are properly and promptly addressed. We expect to use the environmental auditing capabilities already established within Wessex to evaluate potential environmental and other regulatory risks that may be associated with water and wastewater systems, companies and concessions in which we may invest. We will also use these capabilities to monitor environmental and other regulatory compliance in all water and wastewater systems, companies and concessions in which Azurix or one of its subsidiaries takes an active management role. Despite the demonstrated effectiveness of this environmental auditing program with respect to Wessex's operations, we cannot assure you that this approach will be adequate to address and manage all such risks associated with our business.

     Particularly in jurisdictions where we operate water or wastewater companies serving end-users, we can expect to be subject to regulation on the rates we may charge. The regulatory regime will vary from jurisdiction to jurisdiction, but can be expected to resemble in some respects the regime in place in the United Kingdom, the United States, Canada, Argentina, Brazil and Mexico.

U.K. REGULATORY MATTERS

     The economic aspects of the water industry in England and Wales are principally regulated under the provisions of the Water Industry Act 1991. Following privatization of the water industry in England and Wales, each of the water and wastewater companies became regulated through a license and the regulatory provisions of the Water Industry Act 1991 and regulations and orders thereunder. The license designates the relevant company as a water and/or wastewater undertaker in its own area and provides for the monitoring of the company's performance by the Director General for Water Services and the Secretary of State for the Environment. The Water Industry Act 1991 imposes duties on the Secretary of State and the Director as to how and when they should exercise their functions under the Act. In particular, their primary duties are to exercise their functions in the manner each considers best calculated to secure that licensees properly carry out and are able to finance their functions, including by securing reasonable returns on their capital. Subject to these primary duties, the Secretary of State and the Director have other duties, including protecting customers' interests, promoting efficiency and economy by licensees and facilitating competition. Therefore, in setting limits on the prices that water and wastewater companies may charge, the Director is currently required to allow companies a projected rate of return sufficient to finance their operations and attract the capital necessary for investments in infrastructures required to meet environmental and other regulatory standards. The actual rates of return achieved by individual companies can vary significantly from the projected rates of return assumed by the Director in setting prices.

     Each water company is under a general duty to develop and maintain an efficient and economical system of water supply within its license area and is subject to duties of water supply. Each wastewater company is under a general duty to provide, improve and extend a system of public sewers and to maintain those sewers to ensure that its wastewater region is effectively drained. In addition, discharges from wastewater treatment plants must be licensed by the Environment Agency, and wastewater companies are responsible for regulating discharges of industrial wastewater into sewers. Contamination caused by wastewater discharged from a treatment plant may subject the wastewater company to liability, including clean-up costs.

     Among his functions, the Director has powers to determine terms if Wessex and the customer cannot agree. These include terms for, and requiring, bulk supplies of water, the provision of water for non-domestic purposes and the connection of sewers and the reception, treatment and disposal of industrial wastewater to public sewers. The Director is responsible for ensuring that water and wastewater companies comply with their license conditions and has enforcement powers under the Water Industry Act to secure compliance. Subject to a power of veto by the Secretary of State for the Environment, conditions may be modified by the Director with the consent of the licensee. Before making the modifications, the Director must publish the proposed modifications as part of a consultation process, giving third parties the opportunity to make representations and objections that the Director must consider. In the absence of consent, the only means by which the Director currently can secure a modification is following a modification reference by him to the U.K. Competition Commission. The Commission is required to investigate and report on whether matters specified in the reference operate or may be expected to operate against the public interest and, if so, whether the adverse public interest effect of those matters could be remedied or prevented by modification of the conditions of the license. If the Commission gives an adverse finding, it will state in its report whether any adverse effects on the public interest could be remedied or prevented by modification of the license. The Director must then make such modifications as appear to him necessary for the purpose of preventing the adverse effects specified in the report after giving due notice and consideration to any representations or objections. The Secretary of State would have the power, among others, to modify the conditions of the license if, on investigation, under the Fair Trading Act 1973, the Commission concluded that matters investigated by it in relation to water or wastewater services operated against the public interest.

     Ian Byatt, the U.K. Director General of Water Services, who has served since the privatization of the water industry in England and Wales, has announced that he intends to retire in July 2000. His successor has not yet been appointed. The appointment of a new Director may result in changes to the regulation of the water and wastewater industry in the United Kingdom.

  Wessex Water Services' License

     Wessex's license continues indefinitely, or until such time as the Secretary of State revokes Wessex's license after 10 years' advance notice. The effective date of revocation, under the terms of Wessex's license, cannot occur prior to 2014 without Wessex's consent. If at any time Wessex becomes insolvent or it is determined that Wessex has committed such a serious violation of its duties so as to make it inappropriate for it to continue to hold the license, the Secretary of State or, with his consent, the Director may seek a special administration order, under the terms of which Wessex's affairs, business and property may be transferred to another company to ensure that Wessex's appointed functions can be carried out. In either event, the legislation provides for Wessex's assets to be transferred to the new replacement appointee on terms approved by the Director or the Secretary of State, including the consideration to be paid by the new appointee. The special administration provisions in effect subordinate members' and creditors' rights to the achievement of the purposes of the special administration order. The license sets out the charging formula imposed on Wessex, which is subject to review every five years. The formula is tied to the retail price index plus an adjustment factor, which can be positive, zero or negative. The adjustment factor is set by the Director on a case-by-case basis for each company at the review to bring the companies in line with the target rate of return set by the Director. The license also regulates the fees that Wessex may charge new customers upon connecting them to the water or wastewater network for the first time. Wessex must fix and publicize its rates for the provision of water and wastewater services and for first-time provision of water supply and wastewater services and must not discriminate against any individual or class of customer with respect to charges.

     Wessex is required to maintain sufficient financial and managerial resources to carry out the appointed business and necessary investment. The license requires it to publish separate accounts showing its regulated business separately from all other businesses and activities and additional accounts prepared on a current-cost basis with respect to the same period. Regulated businesses, such as Wessex, are subject to business practices limitations, such as restrictions on cross-subsidies, that restrict affiliate dealings and promote competitive contracting. The license also requires Wessex to put in place financial structures protecting a sufficient amount of its assets so that its water and wastewater services could still be provided in the event of Wessex's insolvency.

     Wessex's license includes service targets that are monitored by the industry regulator. The license also requires Wessex to pay annual fees, based on Wessex's revenues, which are intended to cover the costs of the regulation of the water industry. In 1999, Wessex paid approximately L454,000 ($747,000) in such fees.

     The license was modified as a condition of regulatory clearance of Azurix's acquisition of Wessex to address regulatory concerns arising out of the acquisition. In particular, the modifications strengthened the financial independence and independent management of Wessex Water Services' regulated business, providing water supply and wastewater services, by imposing the following:

     - restrictions on transfers of assets, guarantees, intercompany loans and loans containing cross-default provisions

     - a requirement that transactions with associated companies must be entered into on an arm's length basis at market rates

     - a requirement to maintain an investment grade rating for corporate debt of Wessex Water Services

     - a requirement that Wessex issue a variable-coupon bond by December 31, 2000 and use its reasonable efforts to list such bonds on the London Stock Exchange

     - a requirement that information be published similar to that of a public company

     The license as modified also requires a dividend policy to be agreed upon with the Director that ensures that Wessex Water Services retains sufficient funds to finance its core activities and that should be expected to reward efficiency and the management of economic risk. The license also requires Wessex Water Services to conduct its regulated business as if a separate public limited company. In addition, Wessex is obligated to obtain undertakings from its ultimate parent company. If those undertakings are not, at any time, in place or if there is an unremedied breach of them, then, in addition to potential enforcement action, Wessex may not, without the Director's consent, enter into any contract with its parent. To comply with this obligation, Azurix Europe and Atlantic Water Trust have given a holding company undertaking that requires, among other things, that Azurix Europe and Atlantic Water Trust give Wessex Water Services all information necessary for it to carry out its obligations and refrain from action that would cause Wessex Water Services to breach its obligations. This undertaking also provides that the board of Wessex Water Services must include at least three independent non-executive directors of standing and relevant experience.

  Tariff Rates

     The Director regulates prices and service levels. Price controls applicable to each water and wastewater company are subject to reviews by the Director every five years, known as periodic reviews, but, in limited circumstances, both the Director and the individual company may seek an interim determination to adjust price limits between the periodic reviews. The Director has requested comments on a change in water and wastewater companies' licenses to lower the threshold for interim determinations to compensate for greater uncertainty due to the recent changes under the Water Industry Act 1999. The change will apply to the calculation of the materiality of operating expenditures, resulting in an interim determination being triggered if specified changes affecting operating expenditures reduce a company's total revenue by more than 1%.

     Unlike "rate of return" economic regulation, such as exists for many U.S. industries, regulation in the United Kingdom generally uses forms of "price limitation." This is intended to reward companies for efficiency and quality of service to customers. The U.K. regulatory system generally allows companies to retain for a period any savings attributable to efficiencies that they are able to achieve. These are then passed on to customers in lower price limits or additional investment in the next periodic review. The main instrument of economic regulation is a price limitation formula set out in each company's license. This formula limits average charges made by water and wastewater companies for a basket of principal regulated services. The limit is expressed as a percentage change by reference to the retail price index. This adjustment can be positive, zero or negative and is determined in light of past operational efficiencies, assumed future operational efficiencies, investments to meet water quality standards, expenditures to enhance security of supply and service levels and maintain assets and an appropriate return on capital.

     On November 25, 1999, the Director announced the results of his latest periodic review to establish price limits for the period April 1, 2000 through March 31, 2005. Customers that use over 250 megaliters per year are excluded from the tariff basket with the effect, among others, that companies will not be able to recover from other customers lost revenue arising from reduced charges to their large users. The Director imposed a 12.0% price cut for Wessex for 2000-2001, before adjustment for inflation. The announcement included level prices through March 2003 with annual price increases in 2003-2004 of 3.8% and in 2004-2005 of 4.7%, before adjustment for inflation.

     The new price limits make allowances for the investments the Director considers necessary to meet obligations to improve service and drinking water quality and to ensure higher environmental standards under the proposed five-year program of mandatory capital expenditures by the water companies. This program is expected to cost the industry L15.6 ($25.7) billion in aggregate over the next five years. In Wessex's case, the Director did not include L109.0 ($179.4) million in capital expenditure requirements initially proposed in connection with the periodic review process under the company quality improvement program. If the Director determines to require these capital expenditures in the future, this requirement could trigger an interim determination to adjust Wessex's price limits.

     In the final determinations, the Director assumed that the scope for efficiency savings across the industry in operating costs could vary between 1.4% and 4.9% a year for water service and between 1.4% and 4.3% a year for wastewater service. For capital maintenance expenditure, the Director assumed that the scope for efficiency savings across the industry could vary between 3% and 14% for water service and between 4% and 16% for wastewater service. The Director considers there to be opportunities for even greater efficiency in capital enhancement expenditure and has, therefore, assumed an average cost reduction of 13% for water service and 13% for wastewater service; and for operating expenditure arising from capital enhancements an average cost reduction of 10.6% for water service and 13.2% for wastewater service. The determinations assumed an after-tax cost of capital in the range of 4.25% to 5.25% in real terms. For all but the smaller companies, the Director has assessed the cost of capital on a forward-looking basis assuming that companies have efficient capital structures. This forward-looking cost of capital is combined with an allowance for embedded fixed-rate debt that the Director considers provides a more focused assessment of required returns than can be given by historical averages.

     In the final determinations, the Director assumed the following cost reductions by 2004-2005 for Wessex: a reduction in operating expenditures of 11% for water service and 7% for wastewater service; a reduction in capital maintenance of 11% for both water and wastewater service; and a reduction in capital enhancement of 9% for water service and 7% for wastewater service. In connection with Wessex's recent periodic review of price limits, the Director has estimated that the cost of the capital expenditures that Wessex will be required to make over the next five years will be approximately L764 ($1,233.9) million. The determination assumed an after-tax cost of capital for Wessex of 4.75%. Because Wessex has been recognized as one of the most efficiently operated water and wastewater companies, it has been given efficiency targets at the lower end of the range. Following acceptance of the price review final determination, water and wastewater companies must then publish monitoring plans setting out their commitments to delivering the required levels of drinking water and environmental quality outputs and standards of service consistent with the price levels set. By March 2000, a timetable for delivery of the quality program projects must be agreed with the environmental regulators.

  Changes to Regulatory Regime

     Since 1997 the U.K. Government has been carrying out a review of the regulation of all utilities. This resulted in the publication of the Utilities Bill on January 21, 2000. However, on March 2, 2000, the Secretary of State for Trade and Industry announced his decision to remove the provision relating to water from the Utilities Bill. Instead the Department of the Environment, Transport, and the Regions will introduce measures in a draft Water Bill, which it intends to publish later in 2000. The new Water Bill will enable Parliament to consider proposed changes to the water regime alongside other proposals resulting from the review of competition in the water sector. It is likely that the new Water Bill may also include the following provisions, which were to have been covered in the section dealing with the water industry in the Utilities
Bill:

     - Consumer protection would be the Director's primary duty, achieved wherever possible and appropriate through promoting effective competition, but also taking into account the need to ensure that regulated companies are able to finance the carrying out of their functions.

     - Consumer representative bodies would be set up to promote consumer interests.

     - A clearer link would be made between the prices charged and the customer service standards achieved.

     - Full information would be available on companies' performance on customer service standards and on the links between this performance and the remuneration of directors.

     - Ministers would issue statutory guidance on social and environmental objectives.

     - A committee would be set up to advise the Director on the exercise of his functions.

     - Financial penalties would be imposed for breach of license conditions, statutory requirements or service standards.

     - When there has been a license modification reference made to the Competition Commission, the Commission will have the power to veto the proposed modifications if they are not sufficient to address the adverse effects identified in the Competition Commission report.

     In his March 1999 Budget Speech, the Chancellor of the Exchequer announced that the Deputy Prime Minister will review competition in the water industry, and a consultation paper is expected to be published in March 2000.

     Separately, the Competition Act 1998 became effective in March 2000. This will, among other things, increase the ability of the U.K. regulatory authorities, including the Director in relation to water and wastewater services, to investigate and take action against anti-competitive agreements and conduct. In particular, companies found to have violated the new prohibitions of anti-competitive agreements and abuse of a dominant position may be fined up to 10% of their U.K. turnover. The Director has announced that he intends to actively pursue potential breaches of the Competition Act by identifying areas where companies may be restricting competition. U.K. competition law, in the Fair Trading Act 1973, also enables monopoly situations, as defined in the Act, to be investigated by the Competition Commission. Where these are found to operate contrary to the public interest, the Secretary of State has extensive powers to take action to remedy or prevent those adverse effects, including the power to order businesses to be divested.

     The Director has indicated that he intends to seek public comment before the end of 2002 on the rules and policies that should be developed in relation to license renewal and termination. The Director has suggested that in considering license termination after 2004, the Secretary of State should not regard the present structure of the industry as sacrosanct and that a less vertically integrated industry would be more conducive to the development of competition. The Director has stated that continuity of services to customers would be the industry regulator's primary concern in developing any rules or policies with respect to termination of licenses.

     In August 1999, the U.K. Government announced proposals for radical reform of U.K. merger control under the Fair Trading Act that would give responsibility to the independent competition authorities for decisions on most mergers and would focus more clearly on competition and the consumer. A special merger regime operates in relation to the water industry in England and Wales. The Secretary of State has a duty to refer to the Competition Commission mergers or proposed mergers between two or more water enterprises where the value of the gross assets taken over and those of the acquirer each exceed L30 ($49.4) million. There are also specific appraisal criteria for mergers between water enterprises. These require the Competition Commission to determine whether the merger will operate against the public interest. In determining whether this is the case the Competition Commission must have regard to the risk that the number of water enterprises under independent control should not be reduced so as to prejudice the ability of the Director to make comparisons between different water enterprises in order to determine their efficiency. The Director announced in January 2000 that, in the case of water-to-water mergers, the detriment of the loss of a comparator in the industry might be offset if the merger were to bring about the development of market competition, especially if companies were prepared to see a loss in market share in their own areas. As far as the special merger regime for the water industry in England and Wales is concerned, the U.K. Government will consider that regime in light of the review it is conducting of competition in the water industry, but does not anticipate at this stage that major changes will be necessary to that regime. However, the Director has stated that, until market competition has developed, he has no intention of abandoning comparative competition. Furthermore, in evaluating the competitive position of U.K. water companies in the future, he intends to extend the comparisons to include comparable suppliers in Scotland and Northern Ireland, as well as in other countries, including France, Australia and the United States, as well as the suppliers in England and Wales.

  Drinking Water Quality and Environmental Regulation

     The water and wastewater industries in England and Wales are subject to numerous U.K. environmental regulatory requirements principally under the Water Industry Act 1991, the Water Resources Act 1991, the Environmental Protection Act 1990, the Environment Act 1995 and the Pollution Prevention and Control Act 1999.

     The Water Industry Act 1991 established a new, more extensive and more stringent quality regime for the water and wastewater industry through the creation of the National Rivers Authority, since replaced by the Environment Agency, and the Drinking Water Inspectorate. Under the Water Industry Act 1991, water supplied for domestic or food production must be wholesome at the time of supply. The Drinking Water Inspectorate is responsible for ensuring that water supplies meet this standard as well as the standards set out in the U.K. Water Quality Regulations. Breach of these requirements can lead to regulatory or criminal liability, and if the water supplied causes loss or damage, the breach may lead to civil liability. Water companies are required to carry out statutory sampling of water supplied to customers and must provide public information on drinking water quality. The Inspectorate conducts technical audits to assess annually the quality of the drinking water supplied by the licensed companies. If a company fails to meet the relevant water quality standards, the Inspectorate may require it to take any necessary remedial action.

     Under the Water Resources Act, the Environment Agency may require persons to take precautions against pollution, may prohibit or restrict activities likely to cause pollution in areas designated by the Secretary of State for the Environment and may require persons to hold a consent to discharge matter from a drain or sewer. When reviewing existing consents and issuing new ones, the stated practice of the Environment Agency is to seek to set conditions at the level required to at least maintain and, where appropriate, improve the quality of the receiving waters. The Water Resources Act 1991 makes it an offense to abstract water without a license.

     The activities of the U.K. water and wastewater companies are also affected by the requirements of European Union directives, including the Drinking Water Directive, the Bathing Waters directive and the Urban Wastewater Treatment Directive, each of which has been, or will be, brought into force in the United Kingdom. The environmental systems that Wessex has in place are designed to comply with European Union and U.K. requirements.

     The Pollution Prevention and Control Act 1999 implements the European Union Directive on Integrated Pollution Prevention and Control. Future regulations under the Act will set out permitting obligations for certain plants and activities. The regulations could impose additional requirements under an integrated pollution prevention and control license on Wessex's operations.

     In May 1997, the Secretary of State for the Environment announced a review to examine ways in which environmentally damaging abstractions can be equitably curtailed. The review will consider arrangements to reduce abstractions under existing licenses and for revoking licenses in areas where pumping causes significant environmental damage. He has also announced that the Director will be setting mandatory targets to reduce leaks from water supplies, which will be reviewed annually. Failure to meet the targets would carry penalties and could ultimately lead to a water and wastewater company being put into the hands of an administrator appointed by the Director. In addition, in March 1999, the U.K. Government announced that it will propose legislation to introduce changes to the current system for water abstraction licensing. New water abstraction licenses will include time limits and limits may be imposed on existing licenses. It also intends to strengthen the Environment Agency's powers to deal with breaches of abstraction licenses and to impose a legally enforceable duty on water companies to conserve water in carrying out their functions and to use water abstracted under license in an efficient and effective manner. The U.K. Government is also considering the use of economic instruments, such as incentive charging and trading in abstraction licenses, as part of the system to control abstractions.

     In view of the age and history of many sites owned by Wessex, Wessex may incur liability for sites that are found to be contaminated, resulting in increased costs of managing or cleaning up such sites. Environmental legislation requires the polluter (or if the polluter cannot be found, the owner or occupant) of contaminated land to clean up any contamination that causes, or is likely to cause, significant harm to the environment. Polluters are also required to clean up any pollution of water sources. Other proposals that may impose strict liability for environmental damage are also under consideration by the European Union. Wessex expects that the direction of future changes will be towards further tightening of controls. However, Wessex does not believe that any liability that it may incur under environmental legislation or published European Union directives will have a materially adverse effect on its results of operations, financial position or liquidity.

     The Drinking Water Inspectorate has issued guidance on the water quality aspects of common carriage. The guidance, although not legally binding, covers drinking water quality aspects and suggested contractual arrangements for all parties considering common carriage operations. A new entrant will not be regulated by the Inspectorate, unless it is already a statutory undertaker. Rather, a new entrant will be treated as a contractor to the existing undertaker. The existing undertaker will have total responsibility for itself and the new entrant complying with the Water Supply (Water Quality) Regulations 1989, and other legal require-ments. The guidance also provides that both the undertaker and the new entrant must carry out a prior assessment of the likely impact of the proposed arrangement for common carriage on water quality and the distribution system before entering into such an arrangement.

U.S. REGULATORY MATTERS

     Azurix North America has operations in the United States. The business sectors in which we operate, or intend to operate, in the United States are generally highly regulated by national, state and local laws and regulations.

  Tariff Rates

     In the United States, the rates for retail water and wastewater services are generally subject to state and local laws and regulation. Although the system is highly fragmented among jurisdictions, most jurisdictions in the United States utilize "rate of return" economic regulation in setting water and wastewater rates. Under rate of return economic regulation, the service provider is allowed to recover its reasonable and necessary operations and maintenance expenses, and a recovery of and a reasonable return on its invested capital. In most jurisdictions, a water or wastewater service provider is required to keep a current set of tariffs on file with the governing regulatory authority.

  Drinking Water Quality

     The Safe Drinking Water Act directs the EPA to set drinking water standards for the approximately 55,000 community water supply systems in the United States. The Safe Drinking Water Act Amendments of 1996 bring important changes to the regulation and financing of water systems. The amendments have several potentially significant regulatory initiatives, which include the following:

     - Recent adoption of two rules that may require more sophisticated treatment. First, the disinfectants and disinfection by-products rule establishes maximum residual disinfectant levels for chlorination and maximum contaminant level goals for potentially harmful disinfection by-products. Second, the enhanced surface water treatment rule focuses on treatment requirements for waterborne pathogens, particularly cryptosporidium.

     - A requirement that the EPA list 30 previously unregulated contaminants for monitoring, risk assessment and potential regulation at least once every five years. The new Act also specifies that the EPA shall study radon, arsenic and sulfates and propose rulemakings in 1999, 2000 and 2001, respectively, if the EPA determines that these chemicals threaten the public health. Such a program poses the risk of additional contaminants being regulated as the EPA implements this research, with the attendant risks of potentially increased capital and operational costs.

     - Adoption of regulations to reduce lead and copper in drinking water. Water providers that exceed specified levels of lead and copper in drinking water may be required to perform additional monitoring and develop measures to reduce the lead and copper content.

     The EPA has other long-term plans to develop regulations governing the treatment of drinking water, such as the recycling of filter backwash into influent streams at public utilities and additional ground water disinfection. It is unclear what precise form these and other regulations will take, so potential regulatory risks and costs of compliance cannot be evaluated at this time. As is true for any drinking water provider, by operating water assets in the United States, we face the risk that water we will provide could be contaminated, including for reasons outside our control, and such contamination could expose us to regulatory sanctions and potential liability for injury to persons and property.

  Environmental Matters

     Among other things, environmental laws and regulations in the United States generally set requirements for:

     - the quality of the discharges from treatment facilities

     - the handling and disposal of biosolids from treatment facilities

     - the management of associated materials and wastes

     - good housekeeping practices for the management and monitoring of the operations

     Changes in environmental laws and regulations, or in the level of their enforcement, may adversely impact our financial results. These adverse impacts could cause our actual financial results to differ materially from those we project, forecast, estimate or budget. Moreover, changes in these laws and regulations may require improvements in order to remain in compliance that can result in additional capital and operating costs. Environmental protection statutes in the United States typically provide for the imposition of substantial civil and criminal penalties, as well as the possibility of permit revocation and corrective action orders, for violations of their requirements. These laws may also provide for retroactive, strict liability without regard to a party's negligence or fault.

     The Federal Water Pollution Control Act, known as the Clean Water Act, establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law requires permits for discharges from water treatment facilities and sets treatment standards for industries and wastewater treatment plants. Discharge permits issued under the Clean Water Act are subject to renewal once every five years. When discharge permits are renewed and reissued, it is customary for the EPA or the state agency issuing the permit to impose more stringent discharge limitations in the new permit. In addition, the EPA and the states have been establishing new standards for bodies of water that receive wastewater treatment plant discharges and these new standards may result in the imposition of more stringent effluent limitations as discharge permits are renewed. Compliance with these requirements is monitored closely and the Clean Water Act provides the EPA with an array of enforcement mechanisms for companies that fail to comply, including penalties and injunctive relief. Additionally, the EPA has recently published regulations of the use and disposal of biosolids when they are applied to land or incinerated.

     Other U.S. environmental laws and regulations may also impact Azurix. These include the Clean Air Act, the Resource Conservation and Recovery Act, referred to as RCRA, the Emergency Planning and Community Right-to-Know Act, referred to as EPCRA, and the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA. Generally speaking, responsibility for implementing and enforcing the regulations promulgated by the EPA under the Clean Air Act and the RCRA rests with individual states, whereas the EPCRA and CERCLA are administered by the EPA itself. In some instances, state regulations have established standards that are more demanding than the federal standards. Although we anticipate that our industrial wastewater treatment services business will focus primarily on the operation and management of on-site wastewater treatment facilities, we may also operate and manage facilities that receive and treat third party industrial wastewater that is generated at an off-site location. Biosolids and other residues resulting from the treatment of industrial wastewater, particularly wastewater from third party off-site generators, may be subject to classification as "hazardous waste" under the RCRA and consequently become subject to more stringent handling and disposal requirements imposed under the RCRA.

CANADIAN REGULATORY MATTERS

     Azurix North America has operations in Canada. Water and wastewater treatment operations in Canada are subject to comprehensive federal, provincial and local laws, regulations and guidelines pertaining to the provision of drinking water and wastewater treatment services, as well as protection of the environment. These laws and implementing regulations and guidelines establish standards for the quality and quantity of effluent discharged from wastewater treatment facilities, the handling and disposal of biosolids and other generated wastes and materials, and the treatment and distribution of drinking water to customers. Water and wastewater treatment facilities may only be constructed after required environmental permits, certificates and approvals have been obtained from appropriate governmental agencies. These facilities must then be operated in compliance with the terms and conditions found in those permits, certificates and approvals. Some Canadian provinces also regulate and control the quality of drinking water, using standards relating to the design, construction and operation of water facilities that may be more burdensome than federal requirements. Moreover, there are extensive federal and provincial laws, regulations and guidelines relating to the proper management and safe control of biosolids and other wastes and materials that are accumulated at water or wastewater treatment facilities and require proper disposal. The failure to comply with these laws, regulations and guidelines or any applicable permits, certificates and approvals may result in the assessment of fines, penalties or administrative orders.

ARGENTINE REGULATORY MATTERS

  General Regulation of Water

     Argentina has a federal system of government that delegates significant regulatory powers to the provinces. Under the Argentine Constitution, each province has jurisdiction over its own natural resources, including water, and the legal power to create standards to protect those resources.

     Federal laws apply to areas within national jurisdiction, such as the federal capital, and to matters that affect the nation as a whole and not merely one province. At the national level, the recently organized Ministry of Social Development and Environment is principally responsible for the protection of the environment, including water supply, wastewater and sanitation service, and the Ministry of Health and Social Action is principally responsible for the protection of public health. The recently organized Ministry of Infrastructure and Housing is responsible for the development and implementation of national water policy and for establishing priorities of uses for multiple-use water resources.

     Under the Argentine Constitution, the provision of water services at the local level generally is within either provincial or municipal authority. In the Province of Mendoza, for example, the Ministry of Public Works and the Environment is granted general authority over all non-agricultural water services, and environmental regulation. Concessions for the provision of water services are granted by the provincial government by statute and decree, with oversight vested in the Ministry of Public Works and in a special purpose regulatory body known as EPAS. Decisions of EPAS may be reviewed by the Minister of the Ministry of Public Works and the Governor of the Province of Mendoza. In the Province of Buenos Aires, these duties are being carried out by the Organismo Regulador de Aguas Bonaerenses, a unit of that province's Ministry of Public Works and Services, and by the Water Authority, created by the provincial Water Code.

  Regulation of Water Service and Tariff Rates

     In Argentina, provision of local water service and tariff rates are generally controlled by provincial regulatory authorities, through a framework established by statute and concession contracts. Governmental acts are subject to judicial review in Argentine courts, but there is no right to appeal provincial decisions setting tariffs to the Argentine federal government. Where a water service concession is held by a company substantially owned by a U.S. company, however, recourse may be available through international arbitration under the Bilateral Investment Treaty between the United States and Argentina, which provides for fair and nondiscriminatory treatment of investments.

     In Mendoza, tariffs are proposed by EPAS, and then submitted to the Minister of the Ministry of Public Works, the provincial legislature and the Governor for approval. EPAS must recommend rate regimes with an aim to reflect efficient costs of operations, maintenance and expansion and renewal of the water system, including debt service. EPAS also strives to promote rational and efficient use of services and resources leading to a balance of supply and demand, and to address sanitation and social objectives. EPAS is authorized to establish tariff rates that require some users to pay rates that subsidize the cost of providing service to other users. Argentine law provides that in setting tariffs, EPAS must take into account costs of operations, maintenance, amortization of services and a "reasonable" rate of return for the concessionaire in the context of an efficient level of operation. The basic tariff regime is to be reviewed every five years.

     The current tariff schedule imposes a fixed monthly charge per customer, based on a formula which takes into account the customer's land area, types and size of structures and uses of the land, that normally will remain unchanged until the new tariff regime is implemented. Changes in current tariffs are allowed for several enumerated reasons, including if operating costs increase or decrease by 4% as reflected in official national indices, if there is a change in the national "convertibility law" which establishes a 1:1 exchange rate of the peso with the dollar, if there are changes in the capital program due to government or regulatory reasons or if there are changes in taxes, other than income taxes.

     A new tariff regime is to be implemented in Mendoza within the next several years based on a metered charge per liter of water used. The concession contract contains assurances that Obras Sanitarias Mendoza will receive the same level of revenue as under the prior regime, thus allowing Obras Sanitarias Mendoza to retain efficiency gains and pass through changes in costs. The contract contains no provision for direct pass-through for inflation or revisions in tariffs for capital expenditures. Obras Sanitarias Mendoza may request adjustments to the new tariff if any of the following occurs:

     - the new tariff lowers consumption significantly

     - Obras Sanitarias Mendoza shows that the new tariff does not promote rational use of the assets and capital employed for the operations of the company or does not allow it to carry out the obligations of the company

     - Obras Sanitarias Mendoza shows that most of the benefits of cost reductions are inuring to consumers

     The Province of Buenos Aires employs a similar regime. Initially, the tariff will remain the same as was in effect prior to privatization. The first tariff review is expected around 2002. The tariff then is to be reviewed every five years in light of changes to the five-year program of investment. Azurix Buenos Aires or the regulator may ask at any time for an increase or reduction in the tariff if consumer cost indices change by more than 3% or if there are material changes in Argentine tax law, other than value added tax or income tax, changes in water quality standards or environmental regulations or substantial changes in the condition of the concession. Both the concession contract and the governing law provide that tariff modifications may not be used to penalize Azurix Buenos Aires if it operates more efficiently than expected. Azurix Buenos Aires is required to provide lower rates to specified users, including retired persons with low income, care centers for the elderly and for physically challenged children, public schools, public sports facilities and libraries.

  Environmental Matters

     Beginning in the early 1990s, Argentina began addressing environmental matters systematically at the federal level. For instance, in 1991 the Argentine government enacted a law establishing the Secretariat of the Environment and calling for a balancing of economic development with the conservation of natural resources, the improvement of the environment and the prevention and amelioration of the effects of pollution. In August 1994, the Argentine Constitution was amended to assure the right of all residents of Argentina to a healthy environment and granted the Argentine government authority to establish minimum standards of environmental protection which are to be implemented by the provinces. The 1994 amendments to the Constitution also provide that damage to the environment must be repaired immediately in accordance with applicable law, and prohibit the importation of actually or potentially toxic or radioactive waste. In 1995, the Argentine government initiated a program to protect the environment by promulgating rules regarding water, land, air and noise pollution and hazardous substances.

     Throughout Argentina, the provinces take the lead in regulating discharges of pollutants into waterways. The provinces typically set permissible standards for pollutant levels in the discharges, issue permits and enforce them. In Mendoza, wastewater discharges are regulated at the provincial level by the Ministry of Public Works, which has adopted laws respecting water quality. As in most provinces in Argentina, the Ministry of Public Works issues permits and regulates discharges of pollutants into water bodies. In addition, the concessionaire is required to comply with the drinking water quality standards set by the concession contract and enforced by EPAS. In the Province of Buenos Aires, Organismo Regulador de Aguas Bonarense regulates wastewater disposal, including industrial wastewater discharges, while the Secretariat of Environ-mental Policy is in charge of environmental issues. In both provinces, the Argentine government can enforce the provisions of the Argentine Civil and Criminal Codes against the concessionaire.

     Most provinces in Argentina have also adopted their own regulations for air and water. The various provincial laws establish different compliance and enforcement requirements.

BRAZILIAN REGULATORY MATTERS

     Azurix Brasil provides water well drilling, water supply and water and wastewater treatment services in Brazil. Water well drilling and water supply services are most commonly provided under a "risk contract," pursuant to which Azurix Brasil drills a water well or provides a source of water supply to a private property owner and receives a fee based on the amount of water delivered to the customer. The contract is called a risk contract because Azurix Brasil does not receive any payment unless it is able to deliver water to the customer. Azurix Brasil will also be seeking to provide water supply and water and wastewater treatment services to the public, which requires the granting of a concession from the state or local government. Under Brazilian law, no one can render public services, such as water supply and water and wastewater treatment services, without first obtaining a concession from the appropriate governmental entity.

  Regulation of Water Rights and Risk Contracts

     Federal law 9.433/97, the Federal Water Rights Law, establishes a permitting system for the right to extract water from underground aquifers or to divert and remove surface water from streams, rivers or lakes. A permit must be obtained from either the federal government or the state government before a water well is drilled or a diversion of surface water occurs. A federal permit is required if the affected body of water is located in more than one state, such as a river passing through multiple states or a lake or aquifer that is on the border of two states, and a state permit is required if the affected body of water is located wholly within a single state. The decision on whether to issue a permit is usually based on technical factors since water is plentiful in most areas of Brazil.

     For a typical risk contract project, a permit must be obtained from the state government before a water well is drilled. Although the owner of the property on which the well is to be drilled is responsible under law for obtaining the permit, Azurix Brasil will frequently agree to obtain the necessary permit on behalf of the customer. Although permits can be granted for a term of up to 30 years, most states limit the duration of ground water well permits to five years. If a permit expires and is not renewed, the owner of the property might loose the right to withdraw ground water through the well and Azurix might then loose its right to receive payment under the risk contract.

  Regulation of Concessions

     Article 175 of the Federal Constitution of Brazil provides that it is the responsibility of the government to render all public services, including water supply and water and wastewater treatment. State and local governments may fulfill this responsibility directly or by granting concessions to private companies to provide public services on behalf of the state or local government. Federal law 8.987/95, the Federal Concessions Law, authorizes state and local governments to award concessions to private entities through a public bidding process. The Federal Concessions Law establishes a variety of requirements relating to the terms of any concession that may be granted by a state or local governmental entity. Azurix Brasil anticipates seeking concessions to provide water supply and water and wastewater treatment services in Brazil and expects to be able to comply with the Federal Concessions Law and any state or local governmental requirements thereunder.

  Health and Environmental Regulation

     A variety of federal, state and local laws establish standards for the quality of water supplied for public consumption and the quality of wastewater discharged into public bodies of water. When Azurix Brasil provides water supply services, sampling is performed at least monthly during the life of the contract to ensure that the water complies with applicable standards. Since the quality of water supplied depends heavily on the quality of the source of water, Azurix Brasil typically does not provide water quality guarantees in its risk contracts. However, if Azurix Brasil is successful in obtaining public water supply concessions, the water supplied pursuant to the concession will have to meet all applicable standards.

     Wastewater discharge quality standards are based on the quality and designated use of the body of water into which the wastewater is discharged. The federal government has established minimum water quality standards for all major bodies of water in Brazil. In addition, some Brazilian states have established supplemental water quality standards that exceed the federal minimum standards. In the event of a conflict, the more restrictive standards apply. Permits issued for wastewater discharges establish minimum standards for a variety of pollutants and substances, such as oil, solids, fecal coliform, ammonia-nitrogen, and various toxic substances, all of which are based on the quality and designated use of the body of water receiving the discharge. Permits for discharges into bodies of water that are already highly polluted or that have a special designated use, such as public recreation or drinking water supply, will contain more stringent limitations than other wastewater discharge permits.

     Under Brazilian law, the permit is issued to the wastewater generator or treatment plant owner, and the permit holder is responsible for complying with wastewater discharge permit limits. Fines and penalties can be imposed for noncompliance with permit limits. Azurix Brasil provides operational services for some wastewater treatment plants and may seek concessions to operate wastewater treatment plants that provide service to the general public. Under operational service contracts or concessions, Azurix Brasil may agree to be responsible for compliance with permit limits provided that the customer (for an operational contract) or the governmental entity (for a concession) does not act negligently or in a manner that would cause the wastewater treatment plant to be incapable of complying with applicable permit limits.

MEXICAN REGULATORY MATTERS

  Water Provision Issues

     Article 27 of the Mexican Constitution reserves water resources to the nation. Article 115 of the Mexican Constitution places responsibility for providing public services, including water and wastewater treatment, on the municipalities with the participation of the corresponding state at the request of the municipality. The Ministry of Environment, Natural Resources and Fisheries, through the National Water Commission, is responsible for:

     - assigning water rights and discharge rights to users and assessing the relevant fees

     - enforcing water related environmental regulations

     - planning the efficient development of water resources

     - developing regulatory, legal and financial structures for water concessions at the municipal level with an emphasis on private participation

     - providing technical assistance to local water authorities and advising on project feasibility

     - providing financial support for priority water projects, particularly in low-income areas

     The Water Commission of the Federal District of Mexico is responsible for the provision of water and wastewater services within the Federal District of Mexico. The Water Commission has contracted with Industrias del Agua to provide services relating to the water and wastewater system. These services are to be provided in accordance with the terms of the contract and reimbursed according to the rate schedule set forth in the contract.

     For areas outside the Federal District, the states and municipalities are responsible for setting conditions for concessions and for establishing a tariff structure for all customer groups, collecting payments from customers and paying the National Water Commission for use of water rights. The Cancun concession is regulated by Comision de Agua Potable y Alcantarillado, referred to as CAPA, an agency of the State of Quintana Roo. The Governor of the State of Quintana Roo appoints the members of CAPA. One of the requirements of the concession is that the concessionaire achieve and maintain a 95% connection rate for water and wastewater for the population. Changes to the connection rate requirement will be subject to the mutual consent of both CAPA and the concessionaire.

  Tariff Rates for the Cancun Concession

     The tariff rates for the Cancun concession are set by CAPA and are based on the principle of full recovery of operations and maintenance costs and can be revised to maintain the economic equilibrium of the concession. There is no provision that tariffs should provide a return on equity or permit the concessionaire to earn a profit.

     Initial tariffs were set when the concessionaire was first awarded the concession in October 1993. At current levels, the tariffs are sufficient to cover cost of operations, capital expenditures required under the concession and return on investment. These expenditures should not necessitate a real tariff increase at the present time, but over the term of the concession a tariff increase will be necessary due to growth in the domestic sector, which does not pay for its costs. In addition, should significant, unexpected capital expenditures be required, the concessionaire can propose to CAPA a tariff increase.

     The concessionaire and CAPA are currently negotiating to change the tariff rate to eliminate the cross-subsidy between water and wastewater. Currently, wastewater service is charged a flat rate of 20% of the water bill, regardless of actual usage. If the concessionaire wants to increase rates in real terms, it will be required to submit a rate case to CAPA, with supporting economic and financial documents explaining the reason for the increase. In all cases, the real rate for the residential and communal customer classes shall not exceed the combined operation and maintenance costs of supplying those customers. The concession will be evaluated every five years to determine whether real tariff increases are justified. However, the concessionaire may propose real increases at any time, though CAPA's consent must still be obtained.

  Environmental Matters

     A variety of federal, state and local laws establish standards for the quality of water supplied for public consumption and the quality of wastewater discharged into public bodies of water. The Constitution of Mexico provides that all navigable bodies of water are subject to federal jurisdiction and regulation. The federal government has adopted the General Law of Ecological Balance and Environmental Protection, also known as the Federal Environmental Law, to establish uniform standards for protection of all bodies of water subject to federal jurisdiction and regulation. The Federal Environmental Law authorizes individual state governments to adopt and enforce environmental protection standards that meet or exceed minimum requirements established by the federal government. The State of Quintana Roo, in which the Cancun concession is located, has adopted its own state environmental laws and regulations. Both state and federal governmental agencies possess the authority to impose fines and penalties for violations of applicable environmental requirements.

     Industrias del Agua, which operates primarily in the Federal District of Mexico, is subject primarily to federal environmental quality standards, whereas the Cancun concession is subject to environmental rules and regulations established by the State of Quintana Roo.

     CAPA is the agency responsible for enforcing environmental regulations relating to water quality and wastewater discharges within the State of Quintana Roo. The environmental laws adopted by the State of Quintana Roo also authorize local governments, such as the municipal county governments of Benito Juarez and Isla Mujeres, to adopt and enforce regulations pertaining to the operation of potable water systems and the discharge of treated wastewater. These local governmental entities monitor water consumption and regulate effluent quality for the Cancun area, in cooperation with CAPA.

     The federal wastewater discharge standard for effluent from sewage treatment plants in coastal areas is 70 milligrams per liter of total suspended solids and biochemical oxygen demand. Although the State of Quintana Roo, CAPA, and the municipal county governments of Benito Juarez and Isla Mujeres have not established more stringent discharge requirements, the wastewater treatment plants for the Cancun concession are designed to discharge an effluent containing no more than 30 milligrams per liter of total suspended solids and biochemical oxygen demand. The new facilities being constructed to serve the Cancun concession will generate an increased volume of biosolids that will require additional on-site management and off-site disposal, but we expect that the Cancun concession will be able to handle the increase in compliance with all environmental requirements. Azurix believes that the Cancun concession and Industrias del Agua are conducting their operations in substantial compliance with all applicable environmental laws.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides information regarding each of the persons who were serving as executive officers of Azurix as of March 28, 2000.

NAME                                   AGE                      POSITION
----                                   ---                      --------
Rebecca P. Mark......................  45    Director, Chairman and Chief Executive Officer
Colin F. Skellett....................  54    Vice Chairman, Operations
John L. Garrison, Jr. ...............  39    President and Chief Operating Officer
Amanda K. Martin.....................  39    Executive Director and President, North America
John C. Ale..........................  45    Executive Director and General Counsel
Rodney L. Faldyn(1)..................  34    Managing Director and Chief Accounting Officer
Andrea L. Mainelli...................  37    Managing Director, Finance and
                                               Acting Chief Financial Officer

---------------

(1) Mr. Faldyn has resigned and his employment with Azurix will terminate as of March 31, 2000.

     Rebecca P. Mark has served as Director, Chairman and Chief Executive Officer of Azurix since July 1998. Ms. Mark has served as a Director of Enron since July 1999. Ms. Mark served as Vice Chairman of Enron from May 1998 to July 1999, as Chairman of Enron International Inc. from January 1996 to July 1998, as Chairman and Chief Executive Officer of Enron Development Corp. from July 1991 to July 1998 and Chairman of Enron Development Corp. from July 1991 to January 1999. She was also Chief Executive Officer of Enron International from January 1996 to May 1998 and Vice President and Chief Development Officer of Enron Power Corp. from July 1990 to July 1991. Enron International Inc., Enron Development Corp. and Enron Power Corp. are wholly owned subsidiaries of Enron.

     Colin F. Skellett has served as Vice Chairman, Operations of Azurix since November 1999. Mr. Skellett served as Executive Director, Technical and Operating, Environmental and Safety Services of Azurix from October 1998 to October 1999. Mr. Skellett has served as Chief Executive of Wessex since January 1995. Mr. Skellett served as Managing Director of Wessex from September 1989 to January 1995. Mr. Skellett is also Chairman of Wessex Water Services Limited and is the U.K. representative on the European Union of National Associations of Water Suppliers and Waste Water Services.

     John L. Garrison, Jr. was elected President and Chief Operating Officer in March 2000. Mr. Garrison served as President, Europe/South America from December 1999 to March 2000. Mr. Garrison has served as an Executive Director of Azurix since November 1999 and was a Managing Director from April 1999 to November 1999. Prior to joining Azurix, Mr. Garrison served as Vice President and General Manager of the North American Agricultural Group of Case Corp. from August 1995 to April 1999. Before joining Case Corp., Mr. Garrison served as a principal with Enron Development Corp. from July 1992 to July 1995 and was responsible for gas and power infrastructure development for the United States, Colombia and Mexico.

     Amanda K. Martin has served as Executive Director and President, North America, since December 1999. From September 1998 to December 1999, Ms. Martin was Executive Director, Americas for Azurix. Commencing in 1991, Ms. Martin served in various positions with Enron Capital & Trade Resources Corp., including President of Energy and Finance Services from January 1998 to September 1998, Managing Director and Vice President of Business Ventures and Asset Management from September 1996 to January 1998, Vice President of Business Ventures and Asset Management from April 1994 to September 1996, and Senior Counsel from March 1993 to April 1994.

     John C. Ale has served as Executive Director and General Counsel of Azurix since December 1998. Prior to joining Azurix, Mr. Ale was with the law firm of Vinson & Elkins L.L.P. for more than 17 years, and was a partner for more than 12 years. From December 1996 to October 1998, Mr. Ale served as managing partner of the London office of Vinson & Elkins. From July 1993 to October 1998, he was chairman of Vinson & Elkins' project finance and development practice. Prior to joining Vinson & Elkins, Mr. Ale served as law clerk to the Honorable Warren E. Burger, then Chief Justice of the United States.

     Rodney L. Faldyn was elected Managing Director effective January 2000. Mr. Faldyn has served as Chief Accounting Officer for Azurix from November 1998 to present. From 1997 until he joined Azurix, Mr. Faldyn served as Vice President, Merchant Services of Enron International Inc. From 1995 until 1997, Mr. Faldyn served as a Director of Enron Capital & Trade Resources Corp. Prior to joining Enron, Mr. Faldyn was a senior manager with the accounting firm of Deloitte & Touche LLP.

     Andrea L. Mainelli was elected Acting Chief Financial Officer in March 2000. Ms. Mainelli has served as Managing Director, Finance from November 1998 to present. From 1991 until she joined Azurix, Ms. Mainelli served in various positions with Enron International Inc., most recently as Principal, responsible for gas and power infrastructure development in Central and Eastern Europe. Prior to joining Enron, Ms. Mainelli was employed by Morgan Stanley in its asset and real estate finance groups in New York and London.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING
STATEMENTS

     Certain statements contained in this Annual Report may constitute "forward-looking statements" as such term is defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, our executive officers may from time to time make oral forward-looking statements. The forward-looking statements are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and similar expressions, may identify such forward-looking statements.

     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements. Readers should carefully review these factors, in addition to other factors discussed elsewhere in this Annual Report and in our filings with the Securities and Exchange Commission, as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements.

  WE HAVE A SHORT OPERATING HISTORY. OUR FUTURE FINANCIAL OR OPERATING RESULTS ARE DIFFICULT TO FORECAST AND MAY BE MATERIALLY DIFFERENT FROM THOSE PRESENTED IN THIS REPORT.

     We were formed in January 1998 and, therefore, have a short operating history. We acquired Wessex and our interest in Mendoza in late 1998 and our other assets in 1999. As a consequence, there is limited historical information available regarding our businesses. Our limited operating history and the unpredictable results of our business strategy make it difficult to forecast our future operating results.

  WATER AND WASTEWATER COMPANIES FACE PRICE, COMPETITION AND OTHER REGULATIONS THAT COULD REDUCE OUR OPERATING REVENUES.

     Governments generally regulate the prices that water and wastewater companies may charge their customers and the competitive environment in which they operate. Regulatory regimes vary from country to country and at times can give great discretion to the regulatory authority. Moreover, the regulatory authorities in countries where we currently operate, or may operate in the future, could change, as could the regulations they promulgate. These changes could cause reductions in our operating revenues.

  WE FACE SIGNIFICANT COMPETITION.

     Participants in the global water industry must compete with each other when bidding or negotiating for concessions, contracts and other projects. We face significant competition from companies larger than we are, companies with longer operating histories and greater experience in securing water and wastewater projects than we have and other new entrants to the global water industry. Our limited operating history may make it difficult for us to qualify for, or be successful in, bidding against these more experienced competitors. We may be at a disadvantage in competing for concessions, contracts and other projects when we have no history operating in a particular country or region, or when we have no history operating a water or wastewater facility or system comparable in size to the facility or system being privatized or built. Further, our competitors may be able to obtain capital at a lower cost and be willing to bid more aggressively than we can, which would give them an advantage in bidding on projects and other competitive situations.

  OUR PROFITABILITY AND PROSPECTS FOR GROWTH ARE HIGHLY DEPENDENT ON OUR SUCCESSFULLY OBTAINING CONTRACTS, COMPLETING ACQUISITIONS AND DEVELOPING PROJECTS, AND WE MAY NOT BE ABLE TO OBTAIN CONTRACTS, COMPLETE ACQUISITIONS AND DEVELOP PROJECTS SUCCESSFULLY.

     We may not be able to obtain contracts, complete acquisitions of water and wastewater assets and develop projects successfully because these transactions involve many complexities. These complexities include, among other things, negotiation of satisfactory water supply and wastewater treatment services agreements with local governments and industrial customers, receipt of required governmental consents and permits and obtaining financing for our operations, acquisitions and projects. In addition, in evaluating and negotiating water service projects and contracts, we may encounter difficulties in determining the status and condition of existing systems or developing accurate forecasts of material factors such as the rate of population growth, particularly in developing countries. In privatization transactions, we are unable to predict with certainty the timing of a privatization or the commitment level of a government to completing a privatization. Most privatizations are competitively bid, and there is no assurance as to what proportion of the projects on which we bid we ultimately will acquire. To the extent we are unsuccessful in completing acquisitions and development projects, expenses we incur in pursuing these transactions will not be absorbed by income associated with those acquisitions and development projects and will decrease our net income.

  RESTRICTIONS IN OUR DEBT AGREEMENTS COULD LIMIT OUR GROWTH AND OUR ABILITY TO RESPOND TO CHANGING CONDITIONS.

     Some of the debt agreements to which we or our subsidiaries are a party, including the indenture governing our senior notes and the Azurix Europe and the Wessex credit facilities, contain covenants that could restrict our future business operations. These operating and financial covenants could hinder our flexibility in planning for, and reacting to, changes in our business. Our ability to satisfy these covenants and the other requirements imposed by our credit facilities and the indenture could be adversely affected by events beyond our control. An event of default under our credit agreements or the occurrence of a change of control or an event of default under the indenture, if not cured or waived, could permit acceleration of the relevant debt and acceleration of debt and other obligations under other instruments. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.

  FAILURE TO IDENTIFY AND ASSESS ACCURATELY THE RISKS RELATED TO AN ACQUISITION OR TRANSACTION COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     In evaluating potential transactions, we make assumptions and projections based on the potential for increased returns, future regulatory and rate case changes and the engineering, operations, financing, economic, structuring, insurance, tax, environmental, legal and accounting risks relating to each transaction. Forecasts, estimates and information provided by local governments and other sources used to bid for public tenders can prove to be materially inaccurate or incomplete, resulting in projections for capital expenditures to improve or build water systems that are below what is ultimately required. If the assumptions on which we base our decision to acquire assets, develop a project or provide a service prove to be incorrect in any material respect, then our operating results, including earnings, could be materially adversely affected.

  BECAUSE OUR BUSINESS REQUIRES SUBSTANTIAL CAPITAL, DIFFICULTY FINANCING OUR OPERATIONS, ACQUISITIONS AND PROJECTS COULD LIMIT OUR GROWTH AND OUR PROFITABILITY.

     With respect to commitments under our existing businesses, we expect to incur capital expenditures of approximately $1.7 billion over the next five years, approximately $300 million of which we expect to incur in 2000. We intend to finance our projected capital expenditures for our existing businesses principally with internally generated funds and proceeds under existing long-term and short-term borrowing arrangements and future financing arrangements. The water and wastewater assets and projects in which we may invest may also require substantial capital expenditures, especially early in the life of our investments. We intend to finance our investments and projects using various techniques and instruments such as debt financing, project financing and equity investments. We expect to engage in leveraged transactions, and we may pledge all or substantially all of our assets.

     There is a risk that financing may not be readily available to finance our operations, acquire water and wastewater assets or develop projects. Our ability to arrange financing will be affected by general economic and capital market conditions, credit availability from banks or other lenders and the risks inherent in particular concessions, projects or countries. In particular projects, we may have a co-owner with limited resources or that may default on its obligations to contribute capital to a project.

  IF WE DO NOT HAVE OPERATIONAL CONTROL, OUR OPERATING REVENUES AND EARNINGS COULD BE REDUCED.

     We may invest in water and wastewater projects and assets in which we do not own a majority of the project or assets. In addition, we may invest in or own projects and assets with partners, co-venturers and other parties, including governmental entities. Some jurisdictions require participation of employees or other stakeholders in company management. In these cases, major decisions may require the consent of other equity owners or stakeholders.

     We may also invest in projects and assets where we do not serve as operator. For example, we do not have operational control of the concession in Mendoza, Argentina in which we own a 32.1% interest. In these cases, our ability to direct the outcome of matters with respect to the operations of the project or assets could be limited. A lack of operational control in a project could materially and adversely affect our interest in the project and, as a result, our operating revenues and earnings from the project.

  IF WE ENCOUNTER PROBLEMS INTEGRATING ACQUISITIONS AND MANAGING OUR GROWTH, OUR FINANCIAL RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     We intend to grow in part through acquisitions of water and wastewater assets. Since our inception in 1998, we have completed acquisitions aggregating over $3 billion. As we expand our operations through acquisitions, we may encounter difficulties integrating such acquisitions and successfully managing the growth of a portfolio of water and wastewater assets that is diverse both with respect to types of assets and their location. To the extent we encounter problems in integrating acquisitions and managing our growth, our financial results could be materially adversely affected.

  ENVIRONMENTAL AND HEALTH FACTORS AND CHANGES IN REGULATIONS COULD INCREASE OUR COSTS OR OUR LIABILITIES.

     Changes in environmental, health and other regulations applying to the water supply or wastewater treatment services industry or new, revised or inconsistent interpretations of these regulations may adversely affect our financial condition and results of operations. Water companies are subject to water quality risks related to contamination of drinking water supplies or environmental danger from effluent discharges. The occurrence of these or other risks could have a material adverse effect on our financial position and results of operations.

     In addition, many countries in which we plan to do business have recently developed, or are in the process of developing, new regulatory and legal structures that regulate the delivery of drinking water and wastewater services and accommodate private and foreign-owned water businesses. In some instances, these regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and incomplete. The interpretation of existing rules can be expected to evolve over time and may have an unpredictable impact on our business. We anticipate future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on our financial position and results of operations.

     In our industrial services business, we may handle hazardous substances in addition to biological waste. Stringent environmental laws provide for serious penalties and sometimes impose strict liability on those who handle these substances or find them on their property. Accordingly, if we handle hazardous substances in our industrial services business in the future, there is a risk that we will incur significant liabilities and expenses. Although we maintain insurance against many of these risks, we cannot be certain that insurance proceeds received under our policies would adequately cover all liabilities we may incur.

  LIABILITY FOR WATER SUPPLY CONTAMINATION COULD RESULT IN MATERIAL LOSSES AND COSTS.

     Our business, in particular the supply of water to end-users, is subject to risks of contamination of the water supply, which could result in disease or even death or otherwise endanger the public health. As a result of contamination, we could be subject to civil, criminal or regulatory enforcement actions, private suits and cleanup obligations, which could have a material adverse effect on our financial condition and results of operations. Drinking water contamination can be caused by, among other things, wastewater effluent, stormwater runoff from farms and industrial sites, materials used in the construction or rehabilitation of water supply pipes, harmful nitrates attributable to modern farming practices and various other pathogens from a variety of sources entering the drinking water supply. Accordingly, we cannot assure you that our water supply will remain at all times free of contaminants. Although we maintain insurance against many of these risks, we cannot be certain that insurance proceeds received under our policies would adequately cover all liabilities we may incur.

  POLITICAL AND ECONOMIC CHANGES IN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     The success of our strategy in many countries will depend on a political and economic environment that will accommodate foreign investment and project development. Our operations will be subject to political and economic risks, including risks of war, terrorism, expropriation, nationalization, renegotiation or nullification of existing contracts, changes in rates and methods of taxation, implementation of subsidies or other protections for disadvantaged groups and foreign exchange controls or governmental restrictions on the repatriation of hard currency. We operate in countries whose economies differ in many respects from the economies of the United States, Canada and most Western European countries, including their structure, levels of capital reinvestment, growth rate, governmental involvement, resource allocation, self-sufficiency, rate of inflation and balance of payments position. In many of these countries, the government retains significant control over the economy. Thus, there is a risk that future government actions, especially with respect to nationally important facilities such as water systems, could have a material adverse effect on our financial condition and results of operations.

  WORK STOPPAGES AND OTHER LABOR RELATIONS MATTERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We are subject to a risk of work stoppages and other labor relations matters because we have invested and will invest in the future in assets and projects utilizing a workforce that in many cases will be unionized. All or a portion of the work forces at almost all of our operating subsidiaries are represented by unions. Our ability to obtain an adequate return on an investment will often depend on our success in optimizing the labor force through voluntary and sometimes involuntary staff reductions. There is a risk that layoffs, where implemented, could trigger community or union problems. We cannot assure you that issues with our labor forces will be resolved favorably to us, or that we will not experience work stoppages. Work stoppages could lead not only to reduced revenues, but also, in some cases, to defaults under concession, operating or other contracts.

  CHANGES IN CURRENCY EXCHANGE RATES, LIMITATIONS ON SENDING FUNDS OUT OF A FOREIGN COUNTRY AND FOREIGN CURRENCY RESTRICTIONS OR SHORTAGES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Because we conduct operations outside the United States, limitations on the right to convert currency or to take it out of a foreign country and the capacity of currency exchange markets may adversely affect our ability to repatriate profits, and changes in exchange rates may adversely affect the U.S. dollar equivalent of the profits to be repatriated. For the year ended December 31, 1999, 83.4% of our operating revenues were non-U.S. dollar denominated. Legal restrictions or shortages in currencies in countries outside the United States may prevent us from converting sufficient local currency to enable us to comply with our currency payment obligations not denominated in local currency or to meet our operating needs and debt service requirements.

  OPERATING IN COUNTRIES WITHOUT ADEQUATE REVENUE COLLECTION SYSTEMS COULD REDUCE OUR OPERATING REVENUES.

     We may operate in countries without established or well-enforced revenue collection mechanisms for water supply and wastewater treatment services or encounter other difficulties in the collection process. For example, we did not receive complete billing and customer records when we took over our concession in Buenos Aires, which has impeded collection efforts and adversely affected our operating revenues derived from this concession to date. Also, customers in some countries may not be able or willing to pay for water services. This could have a material adverse effect on our financial condition and results of operations. We cannot assure you that government subsidies or taxes and other concessions will sufficiently compensate private parties that provide these services for the economic consequences of such conditions. Where initially available, there is a risk that such subsidies and concessions could be reduced or eliminated before reliable revenue sources and collection mechanisms can be established.

  INTERACTION OF DIFFERENT TAX JURISDICTIONS COULD LOWER OUR RETURNS AND DIRECTLY AFFECT OUR BUSINESS STRATEGY.

     In the United States, if our operating revenues from future U.S. operations do not exceed the expenses we incur in the United States in supporting our worldwide operations, the potential tax benefits associated with these expenses may not be realizable. If these amounts were determined to not be realizable within specified expiration periods in accordance with applicable U.S. accounting and tax regulations, the impact could materially reduce future consolidated net earnings. The future realization of these tax benefits in the U.S. could therefore have a direct impact on our strategic emphasis in expanding our U.S. operating base.

     In addition, tax laws in various countries treat differently the taxability of various aspects of income and gain and the deductibility of expenses and losses. Income earned in one jurisdiction also may be taxable in another, including the United States. Although in many instances U.S. tax laws will permit us to credit amounts paid in taxes in other countries against our U.S. tax obligations, the rules allowing credits are complex and do not allow credits in many circumstances. Moreover, if we incur expenses in one jurisdiction that benefit a project in another, they may not be deductible against income in the jurisdiction where the expenses were incurred.

  OPERATING IN COUNTRIES WITH UNDEVELOPED LEGAL SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS BECAUSE WE MAY ENCOUNTER DIFFICULTIES ENFORCING OUR CONTRACTUAL RIGHTS.

     Developing countries in which we may pursue opportunities may not have well established legal systems and may lack a well-developed, consolidated body of laws governing foreign investment enterprises. The uncertainty of the legal environment in these countries could make it difficult for us to enforce our rights, or those of our operating companies, under agreements relating to our operations. In addition, the administration of laws and regulations by government agencies in such countries may be subject to considerable discrimination or prejudice against foreigners or private investors. As these legal systems develop, foreign investors may be adversely affected by new laws and changes to existing laws. In addition, in countries where adequate laws and well-developed legal systems do exist, it may not be possible to obtain swift and equitable enforcement of such laws.

  OUR SUCCESS DEPENDS ON KEY MEMBERS OF OUR MANAGEMENT, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS OPERATIONS.

     We depend on the continued employment of key management personnel we have brought in from Enron, Wessex and other multinational companies. We have entered into employment agreements with these executives. If these officers resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be materially adversely affected. Our Vice Chairman and Chief Financial Officer, our Executive Director, Europe, Middle East, Asia and Africa and our Executive Director, Strategy and Corporate Development recently resigned and our Chief Accounting Officer is resigning effective March 31, 2000; however, we believe that our current management will be able to manage our business.

  CHANGES IN OUR RELATIONSHIP WITH ENRON COULD INCREASE OUR COSTS BECAUSE WE RELY ON ENRON FOR CORPORATE STAFF AND SUPPORT SERVICES.

     We have entered into an agreement with Enron pursuant to which Enron provides various corporate staff and support services to us. These services include information technology, office space, building maintenance, security and other office services as well as employee development, training and maintenance of compensation and other benefits programs. We also may utilize Enron's regulatory affairs, marketing affairs, treasury and risk assessment and control departments. Our services agreement with Enron is for an indefinite term, but may be terminated on 180 days' notice. If our agreement is terminated we expect that we would be able to arrange alternate suppliers for all the services important to our business. We expect that these services would be available from third parties at costs similar to those we pay Enron.

  OUR BUSINESS OPPORTUNITIES COULD BE LIMITED BECAUSE ENRON AND ITS AFFILIATES MAY COMPETE WITH AZURIX IN WATER RELATED ACTIVITIES AND BECAUSE AZURIX MAY ONLY ENGAGE IN ACTIVITIES GENERALLY IDENTIFIED IN THIS REPORT, INCIDENTAL ACTIVITIES AND OTHER ACTIVITIES AS ATLANTIC WATER TRUST OR ENRON MAY APPROVE.

     Enron and Azurix have entered into an agreement that limits the scope of Azurix's business and provides that Enron and its affiliates may engage in water related businesses, even if those businesses have a competitive impact on Azurix. In general, Enron is permitted to engage in any business whatsoever, including water, wastewater and other businesses competing with Azurix, and may compete in public tenders against Azurix, provided the business is conducted and opportunities are identified and developed through Enron's own personnel and not through Azurix. If an opportunity in the water industry is presented to a person who is an officer or director of both Enron and Azurix, the opportunity must first be offered to Azurix, unless water constitutes a minority of the fair market value of the opportunity, as determined by that officer or director in good faith based on information available at the time. Azurix has agreed to indemnify Enron and its officers, directors and employees against any claim that Enron's pursuit of any water business was a breach of any duty owed by Enron to Azurix, provided Enron has followed the rules described above. Were Enron to decide to pursue activities in the water or wastewater industry, its size, access to capital and experience in developing products and markets could make it a strong competitor.

     The agreement requires Azurix to limit its purpose, in its certificate of incorporation, to the businesses generally identified in this report, activities incidental to those businesses and such other businesses as Enron may approve in its sole discretion. Azurix has agreed not to amend its certificate of incorporation to expand its purpose clause without Enron's prior written consent. The agreement thus limits our ability to pursue potentially profitable activities that are not primarily in the water and wastewater sector, even though those opportunities come to our attention on account of our activities in water and wastewater. For example, some jurisdictions may choose to privatize their water and wastewater and other utility assets together. As a result of this agreement, we would need Enron's consent to pursue the privatization if the water and wastewater assets were not expected to represent a majority of the value.

     The agreement expires on the first date on which Enron and its affiliates do not individually or collectively, directly or indirectly, own or have the power to vote at least one-third of the shares of Azurix ordinarily entitled to vote for the election of directors, and fewer than one-third of the directors of Azurix are persons who are employees, officers or directors of Enron or any affiliate of Enron.

  THROUGH ATLANTIC WATER TRUST, ENRON AND MARLIN WATER TRUST WILL CONTROL THE OUTCOME OF STOCKHOLDER VOTING AND MAY EXERCISE THIS VOTING POWER IN A MANNER ADVERSE TO THE INTERESTS OF OTHER STOCKHOLDERS.

     Atlantic Water Trust currently owns approximately 67% of our outstanding common stock. Each of Enron and Marlin Water Trust owns a 50% voting interest in Atlantic Water Trust. To date, Enron has appointed all of the directors of Atlantic Water Trust and Azurix, although Marlin Water Trust at any time has the right to elect or replace half of the directors of Atlantic Water Trust. As long as Atlantic Water Trust owns a majority of our outstanding voting stock, Marlin Water Trust has the right to direct Atlantic Water Trust to elect or replace a percentage of Azurix's directors equal to 50% minus the percentage of outstanding voting stock held by persons other than Atlantic Water Trust, Enron and its affiliates. Furthermore, Marlin Water Trust, with the consent of the holders of a majority of our outstanding voting stock held by persons other than Atlantic Water Trust, Enron and its affiliates, has the right to direct Atlantic Water Trust to elect or replace half of Azurix's directors. In each case, Marlin Water Trust's right to designate directors shall be reduced by the number of directors that may be elected by preferred stock entitled to elect directors as a class. Enron has the right to direct Atlantic Water Trust to elect or replace the other half of Azurix's directors. In all other circumstances, the board of directors of Atlantic Water Trust will direct the voting of Atlantic Water Trust's Azurix shares. As a result, Enron and Marlin Water Trust have the ability to exert significant influence over the policies, management and affairs of Azurix and control the outcome of corporate actions requiring stockholder approval, including the approval of transactions involving a change in control of Azurix. Enron and

Marlin Water Trust's interests may differ from those of Azurix's other stockholders. As a result, Enron and Marlin Water Trust may vote Azurix stock in a manner adverse to other stockholders.

  OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO ENRON DIRECTORS OR OFFICERS.

     Currently, all of our directors are also directors or officers of Enron, a situation that may create conflicts of interest. The directors and officers of Enron have fiduciary duties to manage Enron, including its investments in subsidiaries and affiliates such as Azurix, in a manner beneficial to Enron and its stockholders. Similarly, the directors and officers of Azurix have fiduciary duties to manage Azurix in a manner beneficial to Azurix and its stockholders. In some circumstances, the duties of these directors and officers of Enron may conflict with their duties as directors of Azurix.

ITEM 2. PROPERTIES

     Information regarding our properties is set forth in "Item 1 -- Business."

ITEM 3. LEGAL PROCEEDINGS

     On October 29, 1999, we filed an action in the Court of Chancery of the State of Delaware against Synagro Technologies, Inc. Prior to this filing, we had been in discussions with Synagro regarding possible transactions. In connection with these discussions, the parties entered into agreements containing standstill provisions restricting our ability to acquire or engage in negotiations with a number of companies for several months. In September 1999, Synagro orally agreed to waive these standstill provisions with regard to two subsidiaries of Waste Management, Inc., commonly called BioGro, engaged in the residuals business. This oral waiver was made to representatives of Waste Management, as well as to us. We also agreed to purchase up to $23 million of Synagro convertible preferred stock, subject to certain conditions. Following the waiver, we discussed with Waste Management our possible acquisition of BioGro. Our complaint sought to enforce the waiver of the standstill provisions and an injunction against Synagro's interference with our potential acquisition of BioGro, and a declaration that, because the specified conditions had not been met, we have no further obligations to purchase stock of Synagro or pay it any other sums. On November 1, 1999, Synagro filed suit against us in the District Court of Harris County, Texas, seeking both a temporary restraining order and permanent injunction to enjoin us from using confidential information that we had obtained from Synagro and unspecified damages. In particular, Synagro's petition alleges that our negotiating or closing the acquisition that is the subject of the Delaware case would violate the standstill agreement between the parties.

     On November 2, 1999, the court in the Texas action entered a temporary restraining order preventing us from using any confidential or proprietary information that we received from Synagro, including with respect to BioGro, and preventing both us and Synagro from acquiring, or entering into an agreement to acquire, BioGro for a 14-day period. On November 3, 1999, we filed a motion asking the Texas court to stay the action in Texas until the Delaware Chancery Court had heard the earlier-filed Delaware case. The Texas court granted this motion on November 16, 1999, terminating the restraining order. Synagro subsequently asked the Delaware court to dismiss the action there either for lack of jurisdiction or under the doctrine of forum non conveniens. On February 3, 2000, the Delaware court rejected Synagro's motion to dismiss the case but stayed the proceedings there on the basis that the Texas and the Delaware actions were filed essentially contemporaneously and that, on balance, Texas was a more appropriate forum. We subsequently filed an interlocutory appeal to the Supreme Court of the State of Delaware, but the court exercised its discretion to refuse to hear the appeal.

     We have determined not to proceed with the acquisition of BioGro. We therefore no longer are seeking to enjoin Synagro's interference with the Waste Management transaction but intend to seek damages for that interference, as well as a declaration that we were not obligated to purchase Synagro preferred stock. Synagro has not alleged an amount of damages, and so it is not possible in this early stage of the litigation to predict what, if any, damages might result if the cases were determined adversely to us. In January and February 2000, Synagro announced that it had arranged significant new funds and that it had closed several of the acquisitions, including the largest one, that were to have been funded in part through the preferred stock we were to purchase. We intend to defend these actions vigorously and to pursue our claims for damages for Synagro's interference with the Waste Management transaction. Although no assurances can be given, we believe that the ultimate resolution of this litigation will not have a material adverse effect on our results of operations or financial position.

     Azurix's subsidiaries are parties to other legal proceedings as part of their operations. We do not believe that any of these other legal proceedings would, if adversely determined, have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock has been traded on the New York Stock Exchange under the symbol "AZX" since its initial public offering in June 1999. The initial public offering price was $19.00 per share. The table below sets forth the range of high and low closing sales prices per share for the common stock for the period June 9, 1999, the first day of trading of our common stock, through June 30, 1999, and for the third and fourth quarters for the fiscal year ended December 31, 1999.

                                                               HIGH     LOW
                                                              ------   ------
June 9, 1999 through June 30, 1999..........................  $20.00   $19.00
Third Quarter...............................................   23.88    15.00
Fourth Quarter..............................................   16.94     6.81

HOLDERS

     As of March 27, 2000, there were 335 holders of record of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends. We do not anticipate paying any dividends in the foreseeable future because we intend to retain all earnings for use in the operation and expansion of our business. Furthermore, the payment of dividends or other distributions on, or with respect to, the common stock is limited by provisions of the indenture covering the senior notes we issued in February 2000, which contains certain covenants that restrict our ability to pay dividends. Further, Azurix Europe's revolving credit facility prohibits the payment of dividends or other distributions of capital from Azurix Europe to us, which restricts our ability to fund dividends. See "Management's Discussion and Analysis of Financial Condition an Results of Operations -- Liquidity and Capital Resources" and Notes 6 and 7 of the Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The tables on the following page present selected historical consolidated financial data for Azurix and for Wessex, the predecessor of Azurix, for the periods and dates indicated.

     The financial data for Azurix are derived from Azurix's audited consolidated financial statements included elsewhere in this report and include the impact of the Wessex acquisition from the date of acquisition. All of Azurix's 1998 results of operations occurred in the fourth quarter of 1998, subsequent to the acquisition of Wessex. The balance sheet data for Wessex as of March 31, 1998 and the income statement and other financial data for the year ended March 31, 1998 and for the six months ended October 2, 1998 are derived from Wessex's audited consolidated financial statements included elsewhere in this report. Wessex's income statement and other financial data for the year ended March 31, 1997 are derived from Wessex's audited consolidated financial statements included in Azurix's Form S-1, filed with the Securities and Exchange Commission on June 9, 1999. The income statement and other financial data for the year ended March 31, 1996 and the balance sheet data for Wessex as of March 31, 1996 and 1997 are derived from unaudited financial statements prepared in accordance with U.S. generally accepted accounting principles that were derived from Wessex's audited financial statements prepared in accordance with U.K. generally accepted accounting principles.

                                                 WESSEX (PREDECESSOR COMPANY)                   AZURIX
                                           ----------------------------------------   ---------------------------
                                                                         SIX MONTHS   JANUARY 29,
                                              YEAR ENDED MARCH 31,         ENDED        1998 TO       YEAR ENDED
                                           ---------------------------   OCTOBER 2,   DECEMBER 31,   DECEMBER 31,
                                            1996      1997      1998        1998          1998           1999
                                           -------   -------   -------   ----------   ------------   ------------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Operating revenues.......................  $ 376.8   $ 403.1   $ 436.6    $ 233.8      $   119.7      $   618.0
Operations and maintenance expense.......    106.6     102.4     110.9       61.7           31.6          224.7
General and administrative expense.......     27.4      32.2      29.1       36.4           20.3          117.8
Depreciation and amortization............     53.7      58.0      64.3       35.2           22.2          104.8
Restructuring charge.....................       --        --        --         --             --           34.2
Operating income.........................    189.1     210.5     232.3      100.5           45.6          136.5
Equity in earnings (loss) of
  affiliates(1)..........................     14.1      14.7      13.3        5.8           (0.8)           2.0
Interest expense (income), net...........    (16.9)    (10.2)      8.6        6.1           15.1           73.6
Other expense............................       --        --        --         --            1.2             --
Income before minority interest, income
  tax and utility tax and extraordinary
  loss...................................    220.1     235.4     237.0      100.2           28.5           64.9
Minority interest........................       --        --        --         --             --           (1.1)
Income tax expense.......................     79.7      82.4      58.0       28.4           18.3           21.5
Utility tax expense(2)...................       --        --     162.3         --             --             --
Income before extraordinary loss.........    140.4     153.0      16.7       71.8           10.2           44.5
Extraordinary loss, net of tax...........       --        --        --         --             --            6.8
Net income...............................    140.4     153.0      16.7       71.8           10.2           37.7
Preference share dividends...............      8.0      13.5      15.1        7.7             --             --
Net income available to common
  stockholders...........................    132.4     139.5       1.6       64.1           10.2           37.7
Basic earnings per common share before
  extraordinary loss(3)..................     0.62      0.65      0.01       0.30           0.10           0.41
Basic earnings per common share(3).......     0.62      0.65      0.01       0.30           0.10           0.34
Diluted earnings per common share before
  extraordinary loss(3)..................     0.51      0.55      0.01       0.30           0.10           0.41
Diluted earnings per common share(3).....     0.51      0.55      0.01       0.30           0.10           0.34
Dividends declared per common share(4)...     0.25      0.26      0.31       0.23             --             --
OTHER FINANCIAL DATA:
EBITDA(5)................................  $ 256.9   $ 283.2   $ 309.9    $ 141.5      $    65.8      $   277.5
Net cash provided by operating
  activities.............................    240.5     246.3     125.0      132.2            4.4          158.3
Net cash used in investing activities....   (159.4)    (97.8)   (195.0)    (108.4)      (1,982.6)      (1,076.8)
Net cash (used in) provided by financing
  activities.............................    (54.6)   (373.0)      6.8      (23.6)       1,977.5          940.0

                                                  WESSEX (PREDECESSOR COMPANY)          AZURIX
                                                 ------------------------------   -------------------
                                                          AT MARCH 31,              AT DECEMBER 31,
                                                 ------------------------------   -------------------
                                                   1996       1997       1998       1998       1999
                                                 --------   --------   --------   --------   --------
                                                                    (IN MILLIONS)
BALANCE SHEET DATA:
Working capital................................  $  228.3   $  (95.5)  $ (307.0)  $ (129.6)  $ (239.6)
Total assets...................................   2,252.7    2,258.0    2,372.3    3,358.3    4,850.4
Long-term debt (including affiliates)..........     206.9      203.9      169.7    1,033.5    1,481.9
Redeemable preference shares...................     235.3      254.7      259.0         --         --
Stockholders' equity...........................   1,354.4    1,251.5    1,229.5    1,645.5    1,941.8

---------------

(1) Equity in earnings of affiliates for all periods presented for Wessex is related primarily to Wessex's interest in UK Waste, which was sold in November 1998.

(2) The year ended March 31, 1998 includes a windfall tax of $162.3 million, which has been described by the U.K. Government as a one-time tax. Excluding the effect of this tax, for the year ended March 31, 1998, Wessex's net income, basic earnings per common share and diluted earnings per common share would have been $179.0 million, $0.78 per common share and $0.77 per common share, respectively.

(3) Basic and diluted earnings per common share amounts for Wessex are based on the historical average ordinary shares of Wessex and average ordinary shares of Wessex plus the share effect of the potential conversion to ordinary shares of its dilutive securities, respectively.

(4) Wessex shareholders were given the option to elect dividends declared to be paid in cash or the issuance of additional ordinary shares. Of the dividends declared per share for the years ended March 31, 1996, 1997 and 1998 and for the six months ended October 2, 1998, shareholders elected stock dividends equal to $0.01, $0.02, $0.05 and $0.18 per share, respectively.

(5) EBITDA for any relevant period presented above is defined as net income before net interest expense (income), income tax, utility tax, depreciation and amortization, minority interest, extraordinary loss and restructuring charge. EBITDA is not a measure recognized by generally accepted accounting principles and should not be considered in isolation or as a substitute for operating profit, as an indicator of liquidity or as a substitute for net cash provided by operating activities. This method may not be comparable to the EBITDA calculations of other entities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the Consolidated Financial Statements of Azurix and Wessex and related notes thereto contained herein.

BUSINESS ACQUISITIONS

     On October 2, 1998, Azurix, through its indirect, wholly owned subsidiary, Azurix Europe, acquired over 90% of the outstanding ordinary share capital of Wessex. On that same date, Azurix Europe issued notices to the remaining Wessex ordinary shareholders, informing them that it intended to exercise its rights under the English Companies Act to acquire compulsorily all of the outstanding ordinary shares not held by Azurix Europe. The compulsory share acquisition was completed in November 1998. The per share price paid to Wessex shareholders was L6.30. The total cost of the Wessex acquisition, including transaction costs, was $2.4 billion, plus the assumption of $481.5 million of existing Wessex debt. The cost included cash consideration paid to Wessex shareholders, net of $1.7 million cash acquired, and the issuance of loan notes to Wessex shareholders in the face amount of $119.8 million. The acquisition was financed through capital contributions from Azurix's parent company totaling $1.6 billion and the issuance of $0.8 billion in debt by Azurix Europe. Wessex had cumulative mandatorily redeemable preference shares outstanding when it was acquired. Wessex redeemed these shares in December 1998 for a cash payment of $106.4 million.

     On March 24, 1999, Azurix acquired, for $13.5 million, a 49% economic interest in the company holding the water and wastewater treatment concession for Cancun and Isla Mujeres, Mexico, along with the right to manage and operate its business. On February 25, 1999, Azurix lent the concession company $15.0 million to permit it to retire a portion of its indebtedness. Azurix also agreed to make additional loans of up to $10.0 million. The balance of the loans outstanding to the Cancun concession at December 31, 1999 was $17.0 million.

     On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including transaction costs. Philip Utilities is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the United States and Canada. This business subsequently was renamed Azurix North America, and has expanded through the acquisition of three water and wastewater service companies for an aggregate of $11.3 million.

     During the second quarter of 1999, Azurix was the successful bidder in a tender for a 30-year concession to operate the water and wastewater systems in two regions of the Province of Buenos Aires, Argentina, previously operated by Administracion General de Obras Sanitarias Buenos Aires. On June 30, 1999, Azurix, through Azurix Buenos Aires S.A., an indirect wholly owned subsidiary, entered into a concession contract with the provincial government covering the two regions and paid the government $438.6 million. On July 1, 1999, Azurix assumed operation of the water and wastewater systems.

     In connection with the funding of the Buenos Aires concession acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement. This loan is secured by cash and other short-term liquid investments, which Azurix deposited into a cash collateral account and pledged as security for the loan. Azurix used $230.6 million of the proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary, Azurix Europe Ltd, and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and the deposit into the cash collateral account. Under the concession contract, a 10% interest in Azurix Buenos Aires is required to be transferred to the employees of Administracion General de Obras Sanitarias Buenos Aires who became employees of Azurix Buenos Aires. On a consolidated basis, the funding of the acquisition resulted in an increase in the short-term debt of Azurix of $602.0 million, representing $394.0 million drawn by Azurix Buenos Aires under the credit agreement and $208.0 million drawn by Azurix Europe under the senior credit facility, and a corresponding increase in the current assets of Azurix of $395.7 million (representing the amount deposited into the cash collateral account, excluding interest earned thereon).

     On September 24, 1999, Azurix acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. for $22.5 million, excluding transaction costs. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Monterrey, Mexico that provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area with a population of approximately two million people. Industrias del Agua has provided these services since 1993, when it signed a 10-year contract with the Water Commission of the Federal District. In addition to holding an interest in Industrias del Agua, Azurix provides technical services and ultimately expects to serve as a technical participant under the Federal District contract. Contemporaneous with its purchase of the common stock of IASA Holdings, Azurix entered into separate agreements that result in Azurix having effective control over IASA Holdings. Accordingly, IASA Holdings is consolidated for financial statement purposes.

     On September 24, 1999, Azurix acquired from an affiliate of AMX-Acqua Management Inc. 100% of three Brazilian companies, Geoplan-Assessoria, Planejamento e Perfuracoes Ltda., Aguacerta-Sistemas de Abastecimento Ltda. and Aguacerta Saneamento Ltda., which provide water drilling, water supply and wastewater treatment services in Brazil, for $55.6 million in cash, excluding transaction costs. The companies currently have offices in the States of Rio de Janeiro and Sao Paulo, Brazil. Azurix has contingent payment obligations to a former owner under certain negotiated formulas that depend on the future performance of the business and has retained a former affiliate as a consultant to its Brazilian operations. Contingent payments made to the former owner, if any, must be used by that owner to purchase shares of Azurix common stock from Azurix.

     On October 4, 1999, Azurix purchased 13,600 acres of property in Madera County, California, for $31.5 million, excluding transaction costs, with plans of developing, owning and operating the Madera Water Bank Project, a ground water storage project in the aquifer beneath it. The aquifer on the property will be used to store surplus water from local, state and federal water customers during wet years in an effort to make this water available for use throughout the region and state during drier years or as the market dictates. The Madera property is strategically located near existing state and federal canals and aqueducts and the San Joaquin River, all of which could provide a number of alternative conveyance systems to move water to and from the site. Azurix is required to make additional payments to the seller contingent upon its ability to successfully obtain the required water bank permits and commencement of operations of the water bank.

     On October 18, 1999, Azurix acquired Lurgi Bamag GmbH, a water and wastewater engineering services company, for $30.2 million, excluding transaction costs. Lurgi Bamag and its subsidiaries have offices in Germany, Brazil, Egypt and the United Kingdom.

RECENT DEVELOPMENTS

     In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix announced a plan to restructure its operations, which resulted in Azurix recording a non-recurring, pretax expense totaling $34.2 million in the fourth quarter of 1999. The restructuring plan includes reducing personnel, reducing its leased office space and eliminating other costs relating to the pursuit of concessions in certain regions. The associated general, administrative and operating expenses averaged approximately $16 million pretax on a quarterly basis during 1999 but are expected to be lower in 2000 due to the reduction in personnel related functions and costs. The restructuring liability is being funded through cash provided by operating activities and borrowings under credit agreements. See Note 15 of the Notes to the Consolidated Financial Statements.

     Most of Azurix's revenues are subject to governmental regulation of the rates that it charges to its customers. On November 25, 1999, the U.K. water regulator, the Director General of Water Services, announced price limits for U.K. water companies for the period April 1, 2000 through March 31, 2005. Wessex was notified of a determination of a 12.0% price cut for 2000-2001, before adjustment for inflation. The announcement included level prices through March 2003 with annual price increases in 2003-2004 of 3.8% and 2004-2005 of 4.7%, before adjustment for inflation. Wessex's regulated operating revenues represented approximately 70% of Azurix's total operating revenues for the year ended December 31, 1999. The outcome of the periodic review is expected to reduce Wessex's regulated operating revenues from 1999-2000 to 2000-2001 by 12.0%, before adjustment for inflation (or by approximately 10% after adjustments for inflation and other factors), and thus materially reduce Azurix's cash flow and earnings. However, Azurix does not expect this will have a material adverse effect on its financial position. In the final determinations, the Director assumed the following cost reductions by 2004-2005 for Wessex: a reduction in operating expenditures of 11% for water service and 7% for wastewater service; a reduction in capital maintenance of 11% for both water and wastewater service; and a reduction in capital enhancement of 9% for water service and 7% for wastewater service. In connection with Wessex's recent periodic review of price limits, the Director has estimated that the cost of the capital expenditures that Wessex will be required to make over the next five years will be approximately L764 ($1,233.9) million. The determination assumed an after-tax cost of capital for Wessex of 4.75%. In addition, companies are required to implement certain policies in their charging schemes for 2000-2001 that must, for example, deal with tariffs for vulnerable groups, cost-reflective charging, the balance between water and wastewater charges, measured and unmeasured tariff differentials, large user tariffs, timing and methods of payment and optional metering. Azurix does not believe that these policies will have a material adverse effect on Azurix's financial position or results of operations.

     Wessex currently has a virtual monopoly over water supply and wastewater services within its service region, with the exception of the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three other companies provide only water and Wessex provides wastewater services. This may change in the future, however, as the U.K. Government and the Director seek to increase competition in the water sector. The Director has announced a future work program that includes new initiatives to extend competition. These include lowering the threshold for inset appointments, or allowing premises to be combined to meet the consumption limit for a large user inset; promoting competition in new connections; extending the obligation on companies to allow connections to their water mains from outside their areas in response to requests by non-residential customers as well as residential customers (currently, water and wastewater companies are only obliged to make such supplies outside their areas when requested by residential customers); facilitating common carriage, for example by developing access codes to set out fair terms for common carriage using others' networks; liberalizing trade in abstraction licenses; and using the new competition law powers under the Competition Act 1998 to prevent abuses of a dominant position and anti-competitive behavior. Increased competition could affect Wessex's monopoly within its own service region, but would enable it to compete for customers in other regions, taking advantage of its historically efficient operating levels.

     On December 15, 1999, Wessex entered into two new European Investment Bank credit facilities. Both obligations are denominated in U.K. pounds sterling. One obligation had an outstanding balance at December 31, 1999 of $126.6 million, has a floating interest rate based on the London interbank offered rate less 0.13% and is payable in full in December 2005. The other obligation had an outstanding balance at December 31, 1999 of $34.9 million, has a floating interest rate based on the London interbank offered rate less 0.10% and is payable in full in December 2009. The proceeds from these loans were used to pay down the entire amount of the then outstanding borrowings under the Wessex committed and uncommitted credit facilities.

     During February 2000, Azurix announced plans to launch internet-based marketplaces for buyers and sellers of water and water-related equipment, services and chemicals. One site being developed, Water2Water.com(TM), will enable customers to transact business relating to the transfer and physical delivery of water and the purchase or sale of water storage and water quality credits. Azurix anticipates Water2Water.com's(TM) initial customers will be in the western United States. The second site, WaterDesk.com(TM), will enable water industry customers to more efficiently purchase and sell water-related equipment, services and chemicals. WaterDesk.com(TM) will also provide users with access to interactive decision support tools as well as industry information from trade publications.

     Azurix expects these sites to charge fees in connection with each transaction occurring on the sites and from advertisements displayed on the sites. The success of Azurix's e-business marketplaces will be largely dependent on acceptance by large industrial, agricultural and municipal users of water and water-related equipment, services and chemicals and the government agencies that regulate them.

     Azurix has incurred capital expenditures of approximately $1.7 million through December 31, 1999 in connection with the development of Water2Water.com(TM) and WaterDesk.com(TM) and anticipates these sites will require development capital expenditures of approximately $13.6 million during 2000. Azurix is currently seeking third party investors for WaterDesk.com(TM) which it believes will benefit the site by increasing industry exposure and acceptance of the site as well as assist in defraying development costs and, in certain cases, provide additional tools and features that may be incorporated into the site.

     In February 2000, Azurix issued U.S. dollar and U.K. pounds sterling senior notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and L100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.8 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds are available for general corporate purposes.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts (collectively referred to as derivatives), and for hedging contracts. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which deferred the effective date of Statement of Financial Accounting Standards No. 133 to fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 133 may be implemented, as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Azurix is currently evaluating and has not yet determined the effect that the adoption of Statement of Financial Accounting Standards No. 133 will have on its financial statements. Azurix will adopt the statement beginning fiscal year 2001.

RESULTS OF OPERATIONS

     Over 80% of Azurix's operating revenues is derived from water supplied and wastewater treated for residential, commercial and industrial customers. Services can be charged on a metered, known as measured, or unmeasured basis.

     Azurix also has operating revenues derived from outsourced services, including operating and maintaining water and wastewater treatment facilities and related services, such as metering, billing and collections for municipal and industrial customers, providing residuals management and biosolid dewatering and disposal services and owning and operating private utilities. In connection with these outsourced services, additional revenues result from plant design and construction project management, process design and engineering services as well as installation of automated control systems. Azurix also provides services relating to the construction, repair and maintenance of collection and distribution systems both to water and wastewater treatment facilities owned and operated by Azurix and to third parties. Other unregulated activities include the sale of electricity and treatment of organic waste.

     Azurix sells and operates plants for drying biosolids, the solid waste remaining after wastewater is treated. The majority of its operating revenues relating to these activities is derived from projects relating to selling and managing the construction of plants, and therefore each period's operating revenues fluctuate according to the number of projects in progress.

     Operations and maintenance expense consists of the costs of supplying water and treating wastewater, including the costs of maintaining and operating the plant and equipment used in these processes, and the cost of purchasing bulk potable water. The main categories of cost include labor, power, rent, real estate taxes, chemicals, transport, equipment, grounds maintenance and tankering. Costs of projects relating to selling and managing the construction of plants consist of the construction and delivery of the plant being installed, including the cost of equipment, civil engineering, building and labor.

     General and administrative expense includes personnel costs, transaction expenses relating to due diligence and overhead associated with Azurix's pursuit of acquisitions and development projects, in addition to support functions such as billing and customer services, quality and scientific services, regulation, finance, human resources, public relations and marketing and sales activities.

     Azurix was incorporated on January 29, 1998 (date of inception), but had no operations prior to September 30, 1998. As a result, the 1999 and 1998 results of operations are not presented on a comparative basis. Wessex, the predecessor company of Azurix, had a March 31 year-end prior to its acquisition by Azurix on October 2, 1998. Results of operations for Wessex for the six months ended October 2, 1998 and the year ended March 31, 1998 are presented below. They are not presented on a comparative basis due to the varying length of time in each period.

AZURIX -- YEAR ENDED DECEMBER 31, 1999

     Operating revenues of $618.0 million for the year ended December 31, 1999 included $465.4 million derived from Wessex, $87.8 million derived from Azurix North America and $39.5 million derived from Azurix Buenos Aires. Approximately 93% of the revenues from Wessex related to the sale of measured and unmeasured water and wastewater services. SC Technology's operating revenues and operating revenues from Wessex's unregulated activities accounted for 3% and 4%, respectively, of Wessex's operating revenues.

     Operations and maintenance expense for the year ended December 31, 1999 were $224.7 million. Of this amount, $83.0 million related to Wessex's cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes, and $16.4 million related to the costs of the plants being installed by SC Technology. Of the remaining amount, Azurix North America and Azurix Buenos Aires incurred $68.3 million and $31.6 million, respectively.

     General and administrative expense of $117.8 million for the year ended December 31, 1999 included $63.5 million primarily related to the pursuit of acquisitions and development projects, $34.0 million related to Wessex's operations and the remainder related primarily to Azurix North America and Azurix Buenos Aires.

     Depreciation and amortization expense of $104.8 million for the year ended December 31, 1999 included $71.7 million derived from depreciation on the property, plant and equipment of Wessex, $21.5 million derived from goodwill amortization expense at Wessex and the remainder related primarily to Azurix North America and Azurix Buenos Aires.

     In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix reduced its corporate personnel by approximately one-third, reduced its leased office space and eliminated other costs relating to the pursuit of concessions in certain regions, resulting in a non-recurring, pretax expense of $34.2 million in the fourth quarter.

     The effective tax rate before extraordinary item for the period was 32.6%. The difference between the effective tax rate and the U.S. statutory rate of 35% is primarily related to the reversal of a $5.1 million deferred tax valuation allowance that was recorded during 1998 relating to losses incurred in the United States. During the second quarter of 1999, Azurix determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available U.S. tax planning strategies) indicated that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance was reversed in the second quarter of 1999.

     In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity. Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

AZURIX -- DATE OF INCEPTION TO DECEMBER 31, 1998

     Operating revenues of $119.7 million were derived from Wessex. Approximately 90% of these revenues were derived from the sale of measured and unmeasured water and wastewater services. Operating revenues from SC Technology and other unregulated activities accounted for 6% and 4%, respectively, of total operating revenues, respectively.

     Operations and maintenance expense totaled $31.6 million. Of this amount, $21.8 million related to the cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes, and $7.1 million related to the costs of the plants being installed by SC Technology.

     General and administrative expense of $20.3 million included $7.7 million related to Wessex's operations and $12.3 million related to the pursuit of acquisitions and development projects. The expenses related to acquisitions and developments projects resulted from a business strategy initiated in the fourth quarter of 1998. Please read "Recent Developments."

     Depreciation and amortization expense of $22.2 million included $5.5 million for the amortization of goodwill incurred by Azurix in the acquisition of Wessex. All of the depreciation expense was derived from depreciation on the property, plant and equipment of Wessex. The goodwill amortization and depreciation expense related to Wessex was based on a preliminary purchase price allocation of Wessex.

     Interest expense was related to the Wessex acquisition financing, existing Wessex debt and funds borrowed in the fourth quarter to redeem the outstanding preference shares.

     The effective tax rate for the period was 64.2%. The difference between the effective tax rate and the U.S. statutory rate of 35% (U.K. statutory rate of 31%) was primarily related to a valuation allowance recognized on a U.S. deferred tax asset generated from general and administrative expenses incurred in the United States, a valuation allowance recognized on a U.K. deferred tax asset relating to non-deductible interest expense prior to achieving a consolidated tax position and non-deductible amortization of goodwill resulting from the acquisition of Wessex.

WESSEX (PREDECESSOR COMPANY) -- SIX MONTHS ENDED OCTOBER 2, 1998

     Operating revenues for the six months ended October 2, 1998 were $233.8 million. Approximately 91% of these revenues related to the sale of measured and unmeasured water and wastewater services. Operating revenues from SC Technology and other unregulated activities accounted for 5% and 4%, respectively, of total operating revenues.

     Operations and maintenance expense for the six months ended October 2, 1998 was $61.7 million. Of this amount, $46.8 million related to the cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes. In addition, $10.9 million related to the cost of the plants being installed by SC Technology.

     General and administrative expenses of $36.4 million for the six months ended October 2, 1998 included $20.7 million incurred by Wessex in connection with its acquisition by Azurix.

     Income tax expense for the six months ended October 2, 1998 was $28.4 million, which resulted in a 28% effective book tax rate compared to a statutory tax rate of 31%. The primary reason for the variance from the statutory rate was the effect of an enacted change in the statutory tax rate during the period from 31% to 30%, effective April 1, 1999. This was partially offset by the effect of non-tax deductible expenses that were incurred during the period.

WESSEX (PREDECESSOR COMPANY) -- YEAR ENDED MARCH 31, 1998

     Operating revenues for the year ended March 31, 1998 were $436.6 million. Approximately 93% of these revenues related to the sale of measured and unmeasured water and wastewater services. Operating revenues from SC Technology and other unregulated activities accounted for 3% and 4%, respectively, of total operating revenues.

     Operations and maintenance expense for the year ended March 31, 1998 was $110.9 million. Of this amount $84.0 million related to the cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes. In addition, $14.4 million related to the cost of the plants being installed by SC Technology.

     General and administrative expense of $29.1 million for the year ended March 31, 1998 represented the cost of billing, scientific services, environment and quality, finance, human resources and other corporate activities.

     Depreciation and amortization expense of $64.3 million represented the depreciation charge on operational sites, infrastructure assets, plant, equipment, vehicles and buildings.

     Income tax expense of $220.3 million for the year ended March 31, 1998 was comprised primarily of the one-time utility tax of $162.3 million levied during the year.

     The utility tax, introduced in the Finance (No. 2) Act 1997 and referred to in the legislation as the Windfall Tax, was levied on privatized utilities including those in the water and electricity sectors. It is a one-time tax in that the legislation only relates to this assessment and new legislation would have to be enacted for any additional windfall tax. In addition, the U.K. Government has stated that it was a one-time tax. The calculation of the utility tax was based on the profit after tax of Wessex for the average of the four years ended March 31, 1994, multiplied by a price to earnings ratio of nine. The resulting amount was compared to the value of Wessex at the date of initial trading of its stock in 1989, and the difference was deemed to be windfall profits and was taxed at a 23% rate.

LIQUIDITY AND CAPITAL RESOURCES

     Azurix's cash provided by operating activities for the twelve months ended December 31, 1999 was $158.3 million. Cash used in investing activities for the period was $1,076.8 million and consisted primarily of business acquisitions of $698.5 million and capital expenditures of $287.3 million. Cash provided by financing activities for the period was $940.0 million and consisted of a net increase in borrowings of $639.5 million and net proceeds from the initial public offering of Azurix's common stock of $300.5 million.

     As of December 31, 1999, Azurix had a working capital deficit of $239.6 million. Of this amount, $190.1 million is related to borrowings outstanding or secured by the Azurix Europe revolving credit facility which terminates in 2002. The proceeds were primarily used to fund the Wessex acquisition and refinance existing long-term debt. The Azurix Europe revolving credit facility contains a provision permitting banks, with two-thirds or more of the commitments, to terminate at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Azurix has no knowledge of the lenders' intent to exercise this right; however, the existence of this provision requires amounts outstanding under the facility to be classified as short-term debt under generally accepted accounting principles.

     In addition, at December 31, 1999, $54.6 million of the working capital deficit related to funds received from customers in advance of providing services that are reflected on the Consolidated Balance Sheet as deferred income. This component of the working capital deficit does not require the use of cash, but is recognized in income over the period in which the services are provided. Azurix, and Wessex, its predecessor company, have during the past several years operated with a working capital deficit as part of its normal business practice. As discussed above, the working capital deficit at December 31, 1999 consisted primarily of debt that matures beyond one-year, but is classified as short-term due to a subjective acceleration clause contained in the credit facility agreement, the exercise of which Azurix believes is remote, and amounts that do not require the future use of cash.

     Azurix's credit agreement with Enron provides $180 million of liquidity to fund general, administrative and operating expenses through December 2001. As of December 31, 1999, $53.3 million was outstanding under this credit agreement. The principal amount outstanding under the credit agreement is limited to no more than $60 million, $120 million and $180 million at any time during calendar years 1999, 2000 and 2001, respectively.

     Wessex has committed and uncommitted credit facilities which are available for general corporate purposes. The Wessex committed and uncommitted credit facilities at December 31, 1999 have available balances of $121.1 million and $89.1 million, respectively.

     In February 2000, Azurix issued U.S. dollar and U.K. pounds sterling senior subordinated notes with a U.S. dollar equivalent face value of $599.8 million (see "Recent Developments"). Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.8 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds are available for general corporate purposes.

     Under the terms of the Azurix Europe revolving credit facility, Azurix Europe is restricted from paying dividends. Azurix does not anticipate that this will have an impact on the liquidity of the remainder of the Azurix consolidated group. In February 2000, the Azurix Europe revolving credit facility was amended so that Azurix Europe may borrow $386.0 million of the facility capacity in a manner allowing for its use by Azurix for general corporate purposes. That portion of the facility capacity was repaid in its entirety with a portion of the proceeds from long-term notes issued in February 2000 and is therefore currently available. See Note 21 of the Notes to the Consolidated Financial Statements.

     Azurix estimates that required capital expenditures, primarily related to its ownership of water and wastewater concessions, will be approximately $300 million in 2000 and $1.4 billion for the period 2001 through 2004. Azurix intends to finance its projected capital expenditures for its existing businesses principally with internally generated funds and proceeds under existing long-term and short-term borrowing arrangements and future financing arrangements.

     Azurix is continually evaluating selective acquisition opportunities involving other water and wastewater assets and service providers. The timing, size and success of these potential acquisitions cannot be predicted. The completion of any one of these potential acquisitions could have a significant impact on its business.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report includes forward looking statements. See "Factors That May Affect Future Results and Accuracy of Forward-Looking Statements" in Item 1. Business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Azurix is exposed to market risks, particularly changes in U.S. and international interest rates and changes in currency exchange rates as measured against the functional currencies in which it operates. Azurix engages in hedging programs aimed at limiting the impact of significant and sudden fluctuations, but there can be no assurance that such an approach will be successful. Factors that could impact the effectiveness of its hedging programs include the accuracy of revenue forecasts, volatility of the currency and interest rate markets and the availability of hedging instruments. Azurix utilizes swap contracts to manage interest rate risk. Currency exchange rate risk is the result of transactions that are denominated in a currency other than the functional currencies in which Azurix operates. The primary purpose of Azurix's foreign currency hedging activities is to manage the volatility associated with currency exchange rates. Azurix manages these risks by utilizing derivative financial instruments for non-trading purposes. Azurix enters into foreign currency contracts, forward contracts or interest rate contracts for the sole purpose of hedging an existing or anticipated exposure, not for speculation. Azurix's accounting policies for, and the significant terms of, derivative financial instruments are described in Note 1 and Note 8, respectively, to the Consolidated Financial Statements.

     Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 1998, the value-at-risk estimate for foreign currency and interest rate exposure was $0.7 million and $0.9 million, respectively. At December 31, 1999, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $19,000, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  AZURIX CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AZURIX CORP. -- CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Public Accountants..................   52
  Consolidated Statements of Income for the period from
     January 29, 1998 (Date of Inception) to December 31,
     1998 and for the year ended December 31, 1999..........   53
  Consolidated Statements of Comprehensive Loss for the
     period from January 29, 1998 (Date of Inception) to
     December 31, 1998 and for the year ended December 31,
     1999...................................................   54
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................   55
  Consolidated Statements of Cash Flows for the period from
     January 29, 1998 (Date of Inception) to December 31,
     1998 and for the year ended December 31, 1999..........   56
  Consolidated Statements of Changes in Stockholders' Equity
     for the period from January 29, 1998 (Date of
     Inception) to December 31, 1998 and for the year ended
     December 31, 1999......................................   57
  Notes to the Consolidated Financial Statements............   58
WESSEX WATER PLC (NOW RENAMED WESSEX WATER LTD) (PREDECESSOR
  COMPANY) -- CONSOLIDATED FINANCIAL STATEMENTS:
  Reports of Independent Accountants........................   83
  Consolidated Statements of Income for the six months ended
     October 2, 1998 and the year ended March 31, 1998......   85
  Consolidated Balance Sheet at March 31, 1998..............   86
  Consolidated Statements of Cash Flows for the six months
     ended October 2, 1998 and the year ended March 31,
     1998...................................................   87
  Consolidated Statements of Changes in Stockholders' Equity
     for the six months ended October 2, 1998 and the year
     ended March 31, 1998...................................   88
  Notes to the Consolidated Financial Statements............   89

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Azurix Corp.:

     We have audited the accompanying consolidated balance sheets of Azurix Corp. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, comprehensive loss, cash flows and changes in stockholders' equity for the period from January 29, 1998 (Date of Inception) to December 31, 1998 and for the year ended December 31, 1999. These financial statements are the responsibility of Azurix Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azurix Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and cash flows for the period from January 29, 1998 (Date of Inception) to December 31, 1998 and for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 17, 2000

                                  AZURIX CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               JANUARY 29, 1998
                                                              (DATE OF INCEPTION)    YEAR ENDED
                                                                TO DECEMBER 31,     DECEMBER 31,
                                                                     1998               1999
                                                              -------------------   ------------
Operating revenues..........................................        $119.7             $618.0
Operating expenses:
  Operations and maintenance................................          31.6              224.7
  General and administrative................................          20.3              117.8
  Depreciation and amortization.............................          22.2              104.8
  Restructuring charge......................................            --               34.2
                                                                    ------             ------
          Total operating expenses..........................          74.1              481.5
                                                                    ------             ------
Operating income............................................          45.6              136.5
                                                                    ------             ------
Other income (expense):
  Equity in earnings (loss) of unconsolidated affiliates....          (0.8)               2.0
  Interest expense, net.....................................         (15.1)             (73.6)
  Other expense.............................................          (1.2)                --
                                                                    ------             ------
Income before minority interest, income taxes and
  extraordinary loss........................................          28.5               64.9
                                                                    ------             ------
Minority interest...........................................            --               (1.1)
Income tax expense..........................................          18.3               21.5
                                                                    ------             ------
Income before extraordinary loss............................          10.2               44.5
                                                                    ------             ------
Extraordinary loss, net of income tax benefit...............            --                6.8
                                                                    ------             ------
Net income..................................................        $ 10.2             $ 37.7
                                                                    ======             ======
Earnings per share of common stock:
Basic and diluted:
     Income before extraordinary loss.......................        $ 0.10             $ 0.41
                                                                    ======             ======
     Net income.............................................        $ 0.10             $ 0.34
                                                                    ======             ======
Weighted average shares outstanding:
     Basic..................................................         100.0              109.7
                                                                    ======             ======
     Diluted................................................         100.0              109.7
                                                                    ======             ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN MILLIONS)

                                                               JANUARY 29, 1998
                                                              (DATE OF INCEPTION)    YEAR ENDED
                                                                TO DECEMBER 31,     DECEMBER 31,
                                                                     1998               1999
                                                              -------------------   ------------
Net income..................................................        $ 10.2             $ 37.7
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment...................         (36.7)             (41.4)
  Unrealized loss on available for sale securities..........            --               (0.8)
                                                                    ------             ------
Comprehensive loss..........................................        $(26.5)            $ (4.5)
                                                                    ======             ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $    5.3   $   27.2
  Restricted cash and cash equivalents (Note 3).............        --      464.2
  Trade receivables (net of allowance for doubtful accounts
    of $6.3 and $40.7, respectively)........................      63.7      115.7
  Unbilled receivables......................................      24.3       32.5
  Other.....................................................      38.5       69.7
                                                              --------   --------
         Total current assets...............................     131.8      709.3
                                                              --------   --------
Property, plant and equipment, at cost......................   2,271.1    2,559.1
Less accumulated depreciation...............................     (16.7)     (90.4)
                                                              --------   --------
         Property, plant and equipment, net.................   2,254.4    2,468.7
                                                              --------   --------
Investments in and advances to unconsolidated affiliates....      74.3      110.4
Concession intangibles, net.................................        --      451.3
Goodwill, net...............................................     877.6    1,029.6
Other assets................................................      20.2       81.1
                                                              --------   --------
         Total Assets.......................................  $3,358.3   $4,850.4
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals.............................  $  111.6   $  236.0
  Accounts payable -- affiliates............................      20.0         --
  Deferred income...........................................      71.0       54.6
  Accrued taxes.............................................      31.8       21.1
  Short-term debt...........................................        --      602.2
  Current maturities of long-term debt......................      27.0       35.0
                                                              --------   --------
         Total current liabilities..........................     261.4      948.9
                                                              --------   --------
Long-term debt..............................................     912.1    1,301.9
Long-term debt -- affiliates................................     121.4      180.0
Deferred income taxes.......................................     404.4      443.3
Other long-term liabilities.................................      13.5       31.2
                                                              --------   --------
         Total liabilities..................................   1,712.8    2,905.3
                                                              --------   --------
Commitments and contingencies (Note 18)
Minority interest...........................................        --        3.3
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares
    authorized at December 31, 1999.........................        --         --
  Common stock, $0.01 par value, 500,000,000 shares
    authorized, 100,000,000 shares and 117,221,895 shares
    issued and outstanding, respectively....................       1.0        1.2
  Additional paid-in capital................................   1,671.0    1,972.2
  Retained earnings.........................................      10.2       47.9
  Unearned compensation.....................................        --       (0.6)
  Accumulated other comprehensive loss......................     (36.7)     (78.9)
                                                              --------   --------
         Total stockholders' equity.........................   1,645.5    1,941.8
                                                              --------   --------
         Total Liabilities and Stockholders' Equity.........  $3,358.3   $4,850.4
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               JANUARY 29, 1998
                                                              (DATE OF INCEPTION)    YEAR ENDED
                                                                TO DECEMBER 31,     DECEMBER 31,
                                                                     1998               1999
                                                              -------------------   ------------
Operating Activities:
  Net income................................................       $    10.2         $    37.7
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................            22.2             104.8
     Accretion and amortization of debt expenses and
       write-off of deferred financing costs................             0.6              12.2
     Deferred income taxes..................................            13.4               6.2
     Equity in (earnings) loss of unconsolidated
       affiliates...........................................             0.8              (2.0)
     Minority interest......................................              --              (1.1)
     Changes in operating assets and liabilities:
       (Increase) decrease in trade receivables and other
          current assets....................................           (17.1)              7.9
       Increase (decrease) in accounts payable and
          accruals..........................................           (25.7)              6.1
       Increase in other assets.............................            (2.5)             (6.1)
       Increase (decrease) in other long-term liabilities...             1.3              (7.4)
       Other................................................             1.2                --
                                                                   ---------         ---------
Net cash provided by operating activities...................             4.4             158.3
                                                                   ---------         ---------
Investing Activities:
  Capital expenditures......................................           (63.2)           (287.3)
  Investments in and advances to unconsolidated
     affiliates.............................................              --             (34.5)
  Business acquisitions, net of cash acquired...............        (2,270.8)           (698.5)
  Proceeds from sale of equity investment...................           337.9                --
  Other.....................................................            13.5             (56.5)
                                                                   ---------         ---------
Net cash used in investing activities.......................        (1,982.6)         (1,076.8)
                                                                   ---------         ---------
Financing Activities:
  Proceeds from long-term borrowings........................           550.8           1,176.7
  Repayments of long-term borrowings........................          (226.2)           (254.6)
  Net proceeds from short-term borrowings...................           160.8              80.7
  Deposit to restricted cash and cash equivalents collateral
     account................................................              --            (407.7)
  Issuance of common stock and capital contributed..........         1,600.2             300.5
  Redemption of subsidiary preference shares................          (106.4)               --
  Dividends paid on subsidiary preference shares............            (1.7)               --
  Advances from affiliates, net of repayments...............              --              44.4
                                                                   ---------         ---------
Net cash provided by financing activities...................         1,977.5             940.0
                                                                   ---------         ---------
Effect of exchange rate changes on cash.....................             6.0               0.4
                                                                   ---------         ---------
Change in cash and cash equivalents.........................             5.3              21.9
                                                                   ---------         ---------
Cash and cash equivalents, beginning of period..............              --               5.3
                                                                   ---------         ---------
Cash and cash equivalents, end of period....................       $     5.3         $    27.2
                                                                   =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                              ACCUMULATED
                                                      ADDITIONAL                                 OTHER
                                 PREFERRED   COMMON    PAID-IN     RETAINED     UNEARNED     COMPREHENSIVE
                                   STOCK     STOCK     CAPITAL     EARNINGS   COMPENSATION       LOSS         TOTAL
                                 ---------   ------   ----------   --------   ------------   -------------   --------
Balance at January 29, 1998
  (Date of Inception)..........    $ --       $ --     $     --     $  --        $  --          $   --       $     --
  Issuance of 100,000,000
    shares of common stock.....      --        1.0           --        --           --              --            1.0
  Capital contributions........      --         --      1,599.2        --           --              --        1,599.2
  Subsidiary stock
    contributed................      --         --         71.8        --           --              --           71.8
  Foreign currency translation
    adjustment.................      --         --           --        --           --           (36.7)         (36.7)
  Net income...................      --         --           --      10.2           --              --           10.2
                                   ----       ----     --------     -----        -----          ------       --------
Balance at December 31, 1998...      --        1.0      1,671.0      10.2           --           (36.7)       1,645.5
                                   ----       ----     --------     -----        -----          ------       --------
  Issuance of 17,100,000 shares
    of common stock............      --        0.2        300.3        --           --              --          300.5
  Issuance of 121,895 shares of
    restricted common stock to
    employees..................      --         --          0.9        --         (0.6)             --            0.3
  Unrealized loss on available
    for sale securities........      --         --           --        --           --            (0.8)          (0.8)
  Foreign currency translation
    adjustment.................      --         --           --        --           --           (41.4)         (41.4)
  Net income...................      --         --           --      37.7           --              --           37.7
                                   ----       ----     --------     -----        -----          ------       --------
Balance at December 31, 1999...    $ --       $1.2     $1,972.2     $47.9        $(0.6)         $(78.9)      $1,941.8
                                   ====       ====     ========     =====        =====          ======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Azurix is engaged in the business of acquiring, owning, operating and managing water and wastewater assets, providing water and wastewater related services and managing and developing resources in the global water industry.

     Azurix Corp. was incorporated on January 29, 1998, and as a result, the Consolidated Statements of Income, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity reflect the year ended December 31, 1999 and the period from Date of Inception to December 31, 1998. Substantially all of Azurix's 1998 results of operations, cash flows and equity transactions occurred during the fourth quarter of 1998, subsequent to the Wessex acquisition.

CONSOLIDATION POLICY AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of all majority owned subsidiaries and those affiliates over which it has the ability to control and are prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. Azurix uses the equity method of accounting for all investments where it owns less than a majority of the voting stock, and cannot control, but is able to exercise significant influence over the operating and financial policies of the investee.

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Operating revenues represent income earned in the ordinary course of business, excluding value added tax. Water and wastewater revenue for metered customers is recognized based on actual usage and accrued based on the estimated amount of water sold but not billed as of the balance sheet date. Water and wastewater revenue for non-metered customers, who pay an annual fixed charge based on the ratable value of their property, is recognized uniformly over the year. Revenue for water and wastewater related services is recognized as services are provided. Revenues derived from services provided under fixed-price contracts are recognized on the percentage-of-completion basis.

DERIVATIVE FINANCIAL INSTRUMENTS

     Azurix utilizes derivative financial instrument contracts for non-trading purposes to manage exposure to fluctuations in interest rates and foreign currency exchange rates. Hedge accounting is utilized in non-trading activities where there is a high correlation of price movements in the derivative and the contract is designated as a hedge. In instances where the anticipated correlation of price movements no longer exists, hedge accounting is terminated and future changes in the value of the derivative financial instruments are recognized as gains or losses to net income.

     Interest rate swaps involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the contract without an exchange of the notional amount upon which payments are based. The difference to be received or paid is recognized in income over the life of the contracts as adjustments to interest expense.

                                  AZURIX CORP.

     Currency swap contracts are denominated in one foreign currency and are to be repaid in another currency. These contracts are designated as hedges of firm commitments to pay interest and principal on debt, which would otherwise expose Azurix to foreign currency risk.

     The fair values of the swap contracts are not recognized in the financial statements. The income and cash flow impact of financial instruments is reflected as an adjustment of the hedged item. Gains and losses on terminations of interest rate and currency swap contracts are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation using the effective interest method over the remaining term of the original contract life of the terminated swap contract. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in net income at the time of extinguishment.

INCOME TAXES

     Azurix accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For U.S. tax purposes, Azurix was a member of Enron's consolidated group through June 8, 1999 and accordingly is included in Enron's consolidated federal income tax return through that date. Members of the consolidated group are charged with the amount of income tax expense (benefit) determined as if they filed separate federal income tax returns. For the period June 9, 1999 through December 31, 1999, Azurix will file its own consolidated tax return.

EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires presentation of earnings per common share and earnings per common share assuming dilution on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting basic earnings per share for the net income and share effect of the potential conversion to common shares of all dilutive securities. For the year ended December 31, 1998, Azurix did not have any securities outstanding that could have been potentially converted into common shares, therefore, basic and diluted earnings per share are the same. At December 31, 1999, Azurix had stock options outstanding to purchase 10.3 million shares of its common stock and 0.1 million non-vested restricted common shares outstanding. These outstanding securities were not dilutive to basic earnings per share at December 31, 1999, therefore, basic and diluted earnings per share are the same. For the year ended December 31, 1999, extraordinary loss per share and restructuring charge per share were $0.06 and $0.21, respectively, net of tax.

CASH EQUIVALENTS

     Azurix considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Cost of acquired property, plant and equipment includes an allocation of the purchase price based on the asset's fair market value. Cost of property, plant and equipment placed in service includes direct charges for material, labor and services and indirect charges related to construction, such as engineering, supervision, payroll taxes and employee benefits. Additions, replacements, modifications and enhancements to units of property are capitalized. Major improvements to leasehold properties are amortized over the shorter of the asset life or the life of the respective lease. Repairs,

                                  AZURIX CORP.

maintenance and minor replacements are charged to operations and maintenance expense as incurred. Interest capitalized is based on the average value of construction work in progress at Azurix's average borrowing rate during the period. The amount of interest capitalized during 1998 and 1999 was approximately $2.3 million and $8.6 million, respectively.

     Azurix's infrastructure assets comprise a network of systems of mains and sewers, impounding and pumped raw water storage reservoirs, dams, sludge pipelines and infrastructure investigations and studies.

     The cost of property, plant and equipment, excluding land, is charged to depreciation using the straight-line method over the estimated useful lives of the assets. Depreciation is computed based on estimated useful lives as follows:

                                                                YEARS
                                                              ---------
Buildings and operational structures........................   5 to 80
Infrastructure..............................................  10 to 115
Plant machinery and vehicles................................   3 to 30
Other assets................................................   3 to 15

     Azurix's accounting policy for the costs of computer software (all of which is for internal use only) is to capitalize direct costs of materials and services consumed in developing or obtaining software, including payroll and payroll-related costs for employees who are directly associated with and who devote time to the software project. Costs begin to be capitalized once the application development stage has begun. All other costs are expensed as incurred. Azurix amortizes the costs on a straight-line basis over the useful life of the software. Impairment is evaluated based on changes in the expected usefulness of the software.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets held and used by Azurix are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability, a test is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, including allocated goodwill, to determine if a write-down to fair value is required.

GOODWILL

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net assets of businesses acquired (see Note 2) and is presented on the Consolidated Balance Sheets net of accumulated amortization. Goodwill is amortized on a straight-line basis over the estimated useful life, not to exceed 40 years. Accumulated amortization of goodwill at December 31, 1998 and 1999 was $5.5 million and $28.8 million, respectively.

CONCESSION INTANGIBLES

     Concession intangible assets represent prepaid amounts for the rights as the concession holder and operator of public water and wastewater facilities to provide service and charge a tariff in the service area subject to the concession and is presented on the Consolidated Balance Sheets net of accumulated amortization.

     The total costs associated with retaining concession rights, including prepaid amounts and amounts payable in the future, are allocated among the service areas awarded by the concession agreement and amortized on a straight-line basis over the life of the concession for each service area commencing when

                                  AZURIX CORP.

access is attained. Accumulated amortization of concession intangibles at December 31, 1999 was $5.4 million. There were no concession intangibles at December 31, 1998.

OTHER ASSETS

     Other assets consist primarily of deferred tax assets and deferred charges, such as financing costs and external costs of acquisition activities. Deferred financing charges are amortized to interest expense over the lives of the related debt issuances using the effective interest method and external acquisition costs are capitalized as a cost of successful acquisitions or expensed during the period in which it is determined that the project is unsuccessful or the pursuit is terminated.

DEFERRED INCOME

     Azurix bills certain customers in advance of providing water and wastewater services and classifies these amounts as "Deferred income" on the Consolidated Balance Sheets until earned.

PENSION BENEFITS

     The pension plans maintained by Wessex, Azurix Buenos Aires and Lurgi Bamag (see Note 12) are of the defined benefit type, and are valued by an independent actuary. Current service costs for the plans are accrued in the period to which they relate. Prior service costs and actuarial gains and losses, if any, relating to amendments to the plans, are recognized on a basis designed to spread the costs over the remaining average service lives of employees.

     Azurix North America has defined contribution plans for a number of its employees and makes contributions to a multi-employer pension plan for certain employees. Azurix's contributions to these plans are based on various percentages of compensation, years of service and, in some instances, are based upon the amount of the employees' contributions to the plans (see Note 12).

FOREIGN CURRENCY TRANSLATION

     The functional currency for Azurix's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts, using the weighted average exchange rate during the period or, where known or determinable, at the rate on the date of the transaction for significant items. The resulting translation adjustments are recorded in other comprehensive loss as a component of stockholders' equity and are included in income only upon the sale or liquidation of the underlying investments.

ENVIRONMENTAL COSTS

     Environmental expenditures that relate to current operations are expensed as incurred. Expenditures providing a future benefit are capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts (collectively referred to as derivatives), and for hedging contracts. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those

                                  AZURIX CORP.

instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which deferred the effective date of Statement of Financial Accounting Standards No. 133 to fiscal years beginning after June 15, 2000. Statement of Financial Accounting Standards No. 133 may be implemented, as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Azurix is currently evaluating and has not yet determined the effect that the adoption of Statement of Financial Accounting Standards No. 133 will have on its financial statements. Azurix will adopt the statement beginning fiscal year 2001.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. Statement of Position 98-5 is applicable to all financial statements for fiscal years beginning after December 15, 1998 and initial adoption is required to be reflected as a cumulative effect of accounting change. Azurix adopted the treatment prescribed by Statement of Position 98-5 in 1998, the year of Azurix's inception, and therefore there is no cumulative effect.

SEGMENT REPORTING

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997, and establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating subsidiaries of Azurix in 1998 and 1999 operated in one segment and therefore such disclosures are not applicable.

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1998 amounts to conform with the 1999 presentation.

NOTE 2 -- BUSINESS ACQUISITIONS

     On October 2, 1998, Azurix, through its indirect wholly owned subsidiary Azurix Europe Ltd, acquired over 90% of the outstanding ordinary share capital of Wessex Water Plc. Azurix completed the acquisition of the ordinary share capital of Wessex in November 1998. The cost of the Wessex acquisition, including transaction costs, was $2.4 billion. The purchase method of accounting was utilized and the results of operations of Wessex have been included in the consolidated financial statements since the date of acquisition.

     The following unaudited pro forma information summarizes consolidated results of operations of Azurix as if the Wessex acquisition had occurred as of January 1, 1998:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                      --------------------
                                                      (IN MILLIONS, EXCEPT
                                                        PER SHARE DATA)
                                                          (UNAUDITED)
Operating revenues..................................         $464.2
Net income..........................................           87.2
Basic and diluted earnings per share................           0.87

     These unaudited pro forma results of operations have been prepared for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results of Wessex, such as additional

                                  AZURIX CORP.

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

     Azurix entered into an agreement on December 19, 1998 to purchase 49.9% of an entity whose principal asset is the water concession for the city of Cancun, Mexico. This agreement was not binding until specific material conditions were met, and these conditions were met subsequent to December 31, 1998. As a result, the Cancun concession is not reflected in Azurix's 1998 financial statements. The purchase price was $13.5 million and Azurix agreed to provide up to $25.0 million in debt financing. The balance of the loans outstanding to the Cancun concession at December 31, 1999 was $17.0 million. The Cancun concession acquisition closed on March 24, 1999. The results of the Cancun concession acquisition are reflected in the financial statements as of the acquisition closing date utilizing the equity method of accounting.

     On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including transaction costs. Philip Utilities is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the U.S. and Canada. This business subsequently was renamed Azurix North America and has expanded during 1999 through the acquisition of three water and wastewater service companies for an aggregate of $11.3 million.

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

     On September 24, 1999, Azurix acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. for $22.5 million, excluding transaction costs. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Monterrey, Mexico that provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area with a population of approximately two million people. Industrias del Agua has provided these services since 1993, when it signed a 10-year contract with the Water Commission of the Federal District. In addition to holding an interest in Industrias del Agua, Azurix provides technical services and ultimately expects to serve as a technical participant under the Federal District contract. Contemporaneous with its purchase of the common stock of IASA Holdings, Azurix entered into separate agreements that result in Azurix having effective control over IASA Holdings. Accordingly, IASA Holdings is consolidated for financial statement purposes.

                                  AZURIX CORP.

     On September 24, 1999, Azurix acquired from an affiliate of AMX-Acqua Management Inc., 100% of three Brazilian companies, Geoplan-Assessoria, Planejamento e Perfuracoes Ltda., Aguacerta-Sistemas de Abastecimento Ltda. and Aguacerta Saneamento Ltda. for $55.6 million, excluding transaction costs. The acquired companies have offices in the states of Rio de Janeiro and Sao Paulo, Brazil and provide water drilling, water supply and wastewater treatment services in Brazil. Azurix has contingent payment obligations to a former owner under certain negotiated formulas and has retained a former affiliate as a consultant to its Brazilian operations. Contingent payments made to the former owner, if any, must be used by that owner to purchase shares of Azurix common stock from Azurix.

     On October 4, 1999, Azurix purchased 13,600 acres of property in Madera County, California, for $31.5 million, excluding transaction costs, with plans of developing, owning and operating a ground water storage project in the aquifer beneath it.

     On October 18, 1999, Azurix acquired Lurgi Bamag GmbH, a water and wastewater engineering services company, for $30.2 million, excluding transaction costs. Lurgi Bamag and its subsidiaries have offices in Germany, Brazil, Egypt and the United Kingdom.

     For each 1999 acquisition that is consolidated in Azurix's financial statements, the purchase method of accounting was utilized, and accordingly, the assets and liabilities have been recorded at their estimated fair values on the date of each acquisition. The excess of the purchase price over the fair values of the net assets acquired for each acquisition has been recorded as goodwill, and is being amortized on a straight-line basis over 40 years. The results of operations of the acquisitions have been included in the consolidated financial statements since the date of each acquisition. For each of the 1999 acquisitions, the allocation of the purchase price to the net assets acquired is preliminary because Azurix is in the process of finalizing its assessments of the related fair values. Azurix does not believe the final evaluation of these assessments will materially affect the allocation of the respective purchase price.

NOTE 3 -- RESTRICTED CASH AND CASH EQUIVALENTS

     At December 31, 1999, Azurix had restricted cash and cash equivalents of $407.7 million, on deposit in a cash collateral account that secures a $394.0 million bank loan to an Azurix subsidiary that was used to fund the Buenos Aires concession acquisition (see Note 2). The amount payable under the loan at December 31, 1999 is included in "Short-term debt" on the Consolidated Balance Sheet (see Note 6). In addition, at December 31, 1999, Azurix had $56.5 million of restricted cash on deposit in a cash account that partially secures borrowings under the Azurix Europe revolving credit facility (see Note 6).

NOTE 4 -- OTHER CURRENT ASSETS

     Other current assets is comprised of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1998    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Prepayments.................................................  $18.6   $39.2
Other receivables...........................................   11.7    15.2
Other.......................................................    8.2    15.3
                                                              -----   -----
                                                              $38.5   $69.7
                                                              =====   =====

                                  AZURIX CORP.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
                                                              (IN MILLIONS)
Land.....................................................  $   10.5   $   42.7
Buildings and operational structures.....................     483.7      500.4
Infrastructure...........................................   1,184.9    1,269.7
Plant machinery and vehicles.............................     412.3      489.2
Construction work-in-progress............................     154.7      216.0
Other assets.............................................      25.0       41.1
                                                           --------   --------
                                                            2,271.1    2,559.1
Less accumulated depreciation............................     (16.7)     (90.4)
                                                           --------   --------
  Property, plant and equipment, net.....................  $2,254.4   $2,468.7
                                                           ========   ========

NOTE 6 -- SHORT-TERM DEBT

     As of December 31, 1998, Azurix, through Wessex, had $424.0 million outstanding from credit facilities with major commercial banks. Of this amount, $399.1 million related to committed credit facilities and the remaining $24.9 million related to credit facilities on an uncommitted basis. The weighted average interest rate on short-term bank borrowings outstanding as of December 31, 1998 was 6.7%. At December 31, 1998, Azurix intended to refinance the $424.0 million of short-term bank borrowings with long-term debt. At December 31, 1998, Azurix had amounts available under the Azurix Europe senior credit facility (see
Note 7) to refinance the short-term bank borrowings on a long-term basis and accordingly, reclassified its short-term bank borrowings as long-term debt. On March 30, 1999, Azurix repaid all of its short-term bank borrowings outstanding on that date with proceeds from a bond offering that matures in 2009 (see Note
7).

     As of December 31, 1999, Azurix through Wessex, had committed credit facilities with major commercial banks providing for an aggregate of $121.1 million of availability for general corporate purposes. As of December 31, 1999, no amounts were outstanding under these credit facilities. The facilities accrue interest based on the London interbank offered rate plus 0.275% per annum. Wessex pays an annual commitment fee equal to 0.15% of the unused portion of committed lines of credit. The facilities expire in April 2002.

     On May 10, 1999, Azurix Europe entered into a revolving credit facility. At December 31, 1999, the maximum capacity of the facility was $686.4 million. At December 31, 1999, $298.8 million of the facility capacity could be used to refinance indebtedness of Azurix Europe, $101.3 million of which is reserved to provide for the refinancing of outstanding loan notes. The remaining $387.6 million could be used for acquisitions of water and wastewater related assets or businesses. In February 2000, the facility was amended so that Azurix Europe may borrow $386.0 million of the facility capacity in a manner allowing for its use by Azurix for general corporate purposes. Borrowings outstanding at December 31, 1999 consisted of approximately $75.9 million used to repay all of the remaining indebtedness outstanding on its former senior credit facility and fees and expenses related to this facility, $386.0 million primarily used to fund acquisitions and $12.9 million used to redeem Wessex acquisition loan notes. In February 2000, Azurix issued long-term notes (see Note 21) and used a portion of the proceeds to repay $386.0 million outstanding under the portion of this facility that had been borrowed for acquisitions. Accordingly, this amount has been reclassified as long-term at December 31, 1999.

                                  AZURIX CORP.

     The Azurix Europe revolving credit facility bears interest at the London interbank offered rate plus 0.75% or 1.0%, depending on the level of utilization of the borrowing capacity. The weighted average interest rates on the U.S. dollar and U.K. pounds sterling borrowings outstanding at December 31, 1999 were 6.9% and 6.8%, respectively. Azurix incurs commitment fees of 0.375% on the unused borrowing capacity of this facility. Amounts outstanding at December 31, 1999 have been borrowed under the revolving credit facility for a period of less than 12 months. The facility terminates on May 10, 2002, but contains a clause permitting banks, with two-thirds or more of the commitments, to terminate at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Therefore, amounts outstanding under this facility have been classified as short-term debt. The facility contains restrictive covenants that include limitations on borrowings, maintenance of financial ratios such as interest coverage and debt to equity and contracts to perform or refrain from undertaking certain acts. The facility includes customary events of default, including non-payment, cross-defaults and insolvency and prohibits Azurix Europe from paying dividends.

     As of December 31, 1999, Azurix, through Wessex, had $15.8 million outstanding under credit facilities with major commercial banks on an uncommitted basis. Interest accrues on the uncommitted facilities based on the market rate plus a negotiated margin. The interest rate on the uncommitted bank borrowings outstanding as of December 31, 1999 was 5.2%.

     In connection with the funding of the Buenos Aires concession acquisition (see Note 2), Azurix, through its indirect wholly owned subsidiary, Azurix Buenos Aires S.A., entered into a credit agreement on June 24, 1999, and borrowed $394.0 million on June 29, 1999. The agreement is between Azurix Buenos Aires and Westdeutsche Landesbank Girozentrale, a German bank, as the agent and lender. The loan is secured by cash and other short-term liquid investments in the aggregate amount of $407.7 million as of December 31, 1999, which Azurix deposited into a cash collateral account, including interest earned on amounts deposited, and pledged as security for the loan (see Note 3). The loan matures on June 22, 2000, or at an earlier time if the direct or indirect ownership by Enron Corp. of the outstanding voting stock of Azurix falls below 25%, and Azurix Buenos Aires does not arrange for the assignment of the lender's rights and obligations under the credit agreement to a new lender. The interest rate on amounts outstanding under this credit agreement as of December 31, 1999 was 6.6%. For base rate advances, interest accrues at a rate per annum equal to the higher of the bank's base rate and one-half of one percent above the federal funds rate. For eurodollar rate advances, interest accrues at a rate per annum equal to London interbank offered rate divided by 100% minus the Eurodollar Reserve percentage.

     On September 29, 1999, Azurix Corp. entered into a 364-day $150.0 million unsecured revolving credit facility with a group of banks. The facility, as subsequently amended, matures in September 2000. As of December 31, 1999, $150.0 million was outstanding under the facility and the borrowings were primarily used to reduce other debt obligations and finance acquisitions. The weighted average interest rate on borrowings outstanding under this facility at December 31, 1999 was 7.7%. Azurix used a portion of the proceeds from the long-term notes issued in February 2000 to repay all amounts outstanding under this facility (see Note 21). Accordingly, the borrowings under this facility at December 31, 1999 have been reclassified as long-term. Azurix terminated the facility in March 2000.

     Azurix, through Azurix Europe, had outstanding U.K. pounds sterling denominated loan notes as of December 31, 1998 and 1999 of $117.2 million and $101.3 million, respectively. The loan notes were issued to Wessex shareholders in lieu of cash consideration for the ordinary shares purchased in the Wessex acquisition (see Note 2). The loan notes are redeemable, at the option of the holder, semiannually beginning September 30, 1999, with final redemption occurring September 30, 2005. The loan notes may be redeemed at the holders' option within one year, and therefore, are potential current obligations. If redeemed by the holders prior to maturity, Azurix intended to utilize available capacity under its Azurix Europe senior credit facility to refinance the loan notes on a long-term basis, and accordingly, the loan notes were classified as long-term debt

                                  AZURIX CORP.

at December 31, 1998 (see Note 7). At December 31, 1999, the loan notes are secured by the Azurix Europe revolving credit facility. As a result of a subjective acceleration clause contained in that facility as discussed above, the loan notes are classified as short-term at December 31, 1999. Interest on the loan notes accrues at the London interbank offered rate and is payable semiannually. The interest rate for the period the loan notes were outstanding during 1998 and 1999 was 7.1% and 5.9%, respectively.

     At December 31, 1999, Azurix, through various subsidiaries, had other short-term borrowings outstanding of $2.3 million.

NOTE 7 -- LONG-TERM DEBT AND LONG-TERM DEBT -- AFFILIATES

     The components of long-term debt are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Amounts reclassified from short-term debt (see Note 6)......  $  424.0   $  536.0
Azurix Europe senior credit facility........................     219.5         --
Senior unsecured bonds......................................        --      479.2
Loan notes (see Note 6).....................................     117.2         --
European Investment Bank credit facilities..................      68.7      223.1
Capital lease obligations...................................     109.7       86.3
Other.......................................................        --       12.3
                                                              --------   --------
                                                                 939.1    1,336.9
Less current maturities.....................................     (27.0)     (35.0)
                                                              --------   --------
          Total long-term debt..............................  $  912.1   $1,301.9
                                                              ========   ========

     At December 31, 1998, Azurix had borrowings outstanding under its Azurix Europe senior credit facility of $219.5 million bearing interest at 6.9%. During the second quarter of 1999, Azurix used proceeds from credit facilities and its Azurix Europe revolving credit facility entered into in May 1999 (see Note 6), to retire the outstanding borrowings under its Azurix Europe senior credit facility. The Azurix Europe senior credit facility was subsequently terminated.

     On March 30, 1999, Azurix, through a wholly owned subsidiary of Wessex, issued U.K. pounds sterling denominated senior unsecured bonds with a face value of $484.5 million as of December 31, 1999. The net proceeds were primarily used to refinance the short-term bank borrowings that were outstanding on that date. The bonds mature on March 30, 2009 and bear interest at a rate of 5.875% payable annually.

     The European Investment Bank credit facilities consist of four separate loans. The U.S. dollar denominated loan has a floating interest rate based on London interbank offered rate less 0.25%, is due October 2001 and had an outstanding balance of $49.9 million and $48.5 million at December 31, 1998 and 1999, respectively. The weighted average interest rate on the U.S. dollar loan was 5.4% and 5.1% for the years ended December 31, 1998 and 1999, respectively. The Italian lire denominated loan bears interest at 11.6% per annum, is payable in semiannual installments through June 2002 and had an outstanding balance of $18.8 million and $13.1 million at December 31, 1998 and 1999, respectively. The other two obligations are U.K. pounds sterling denominated and were entered into in 1999. Interest on one of the U.K. pounds sterling denominated obligations is based on the London interbank offered rate less 0.13%, is payable in full in December 2005 and had an outstanding balance of $126.6 million at December 31, 1999. The other U.K. pounds sterling denominated obligation bears interest based on the London interbank offered rate less 0.10%, is payable in full in December 2009 and had an outstanding balance of $34.9 million at December 31,

                                  AZURIX CORP.

1999. The interest rate on both U.K. pounds sterling denominated obligations was 5.9% for the period outstanding in 1999.

     At December 31, 1999, future minimum lease payments under capital leases total $97.7 million, including $11.4 million representing interest. At December 31, 1999, $154.1 million of historical cost and $23.9 million of related accumulated amortization is recorded under a capital lease and included in property, plant and equipment.

     At December 31, 1999, Azurix, through various subsidiaries, had other long-term debt outstanding of $12.3 million.

     Each of these financing agreements contains certain restrictive covenants, including among other things, limitations on borrowings, the maintenance of certain financial ratios such as interest coverage, net worth and debt to equity and contracts to perform or refrain from undertaking certain acts. The financing contracts include standard events of default, including non-payment, cross-defaults and insolvency. Azurix is currently in compliance with these covenants.

     At December 31, 1999, long-term debt and capital lease obligation maturities over the next five years were $35.0 million in 2000, $85.2 million in 2001, $37.5 million in 2002, $1.6 million in 2003 and $0.9 million in 2004.

     Azurix has entered into interest rate and currency swap contracts related to certain outstanding debt instruments (see Note 8).

     Effective May 1, 1999, Azurix entered into a credit agreement with Enron, which was amended as of January 24, 2000. Under this agreement, Enron will loan funds to Azurix for general, administrative and operating expenses. As of December 31, 1999, $53.3 million was outstanding under this credit agreement. The credit agreement terminates on the earlier of December 15, 2001 or 90 days following the date that Enron does not own or have the power to vote at least one-third of Azurix's capital stock ordinarily entitled to vote for the election of directors and fewer than one-third of our directors are officers, directors or employees of Enron. The total commitment under the credit agreement will not exceed $60 million, $120 million and $180 million at any time during calendars years 1999, 2000 and 2001, respectively. Advances under the credit agreement bear interest at the federal funds rate plus 1.50%. The effective interest rate on these borrowings in 1999 was 6.8%. Amounts borrowed under the credit agreement may be prepaid, in full or in part, at any time during the term of the credit agreement.

     During 1998, Azurix entered into a U.K. pounds sterling denominated senior loan agreement with a subsidiary of a shareholder. The note accrues interest at 6.25% per annum and is payable semiannually beginning June 1999. Under the note agreement maturing December 2001, prepayment is allowed in whole or in part at any time. The principal balance outstanding at December 31, 1999 was $117.9 million. Interest expense recorded for 1998 and 1999 was $1.9 million and $7.4 million, respectively.

     In June 1999, a loan agreement was entered into with a shareholder. The principal amount is limited to $25.0 million and the balance outstanding at December 31, 1999 was $8.8 million. Individual loans made under the agreement mature in 2009 and are non-interest bearing.

NOTE 8 -- FINANCIAL INSTRUMENTS

     Azurix uses derivative financial instruments in the normal course of its business for purposes other than trading. These financial instruments include interest rate, currency swap and forward foreign exchange contracts. Azurix has U.K. pounds sterling interest rate swap contracts having a total notional principal amount of $206.9 million. Interest rate swap contracts relating to notional principal amounts of $193.8 million and $13.1 million terminate in 2001 and 2002, respectively. At December 31, 1999, Azurix also had cross-currency swap contracts to exchange U.S. dollars of $51.1 million to U.K. pounds sterling of L30.0 million,

                                  AZURIX CORP.

which expires in 2001, and Italian lire of 17.9 billion to U.K. pounds sterling of L8.1 million, which expires in 2002. At December 31, 1999, Azurix had forward foreign exchange contracts to exchange U.S. dollars totaling $8.7 million to German marks at a fixed rate. Forward foreign exchange contracts relating to $6.6 million and $2.1 million terminate in 2000 and 2001, respectively.

     The carrying amount of cash and cash equivalents, trade accounts receivable (net of an allowance for doubtful accounts), accounts payable and accruals and short-term debt approximates their fair value due to their short-term nature. The fair value of long-term debt and affiliate long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to Azurix for debt of the same remaining maturities. The fair value of currency swap, forward exchange and interest rate swap contracts shown below was determined based on a model which estimates the fair value of these swap contracts using market rates in effect at each respective date or was based on quoted market prices for similar instruments with similar maturities. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts. The comparison of estimated fair value and carrying amount are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              ------   --------
                                                                (IN MILLIONS)
Long-term debt (1)
     Estimated fair value...................................  $960.9   $1,219.8
     Carrying amount........................................   936.5    1,338.1
Long-term debt -- affiliates
     Estimated fair value...................................   121.9      168.5
     Carrying amount........................................   121.4      180.0
Derivatives:
  Interest rate swap contracts
     Estimated fair value...................................    (9.1)       7.2
     Carrying amount........................................      --         --
  Currency swap contracts (1)
     Estimated fair value...................................     7.2       (2.8)
     Carrying amount........................................     2.6       (1.2)
  Forward exchange contracts
     Estimated fair value...................................      --       (0.8)
     Carrying amount........................................      --         --

---------------

(1) The sum of the carrying amount for long-term debt and the currency swaps, as indicated above, equals long-term debt including current maturities (see
    Note 7).

     Azurix is exposed to certain risks due to the nature of derivative financial instruments. In the event of non-performance by third parties, the amounts of interest rate, forward exchange and currency swap contracts are potentially subject to credit risk. Third parties to these contracts are major commercial banks with high-quality credit ratings. Accordingly, Azurix does not anticipate non-performance by any of these counterparties on these financial instruments. Azurix is exposed to market risk in the form of foreign exchange rate and interest rate risks. Several variable and fixed rate loans in foreign currencies are hedged through a combination of cross-currency swaps, forward exchange contracts and interest rate swaps.

                                  AZURIX CORP.

NOTE 9 -- INCOME TAXES

     The components of income before income taxes are as follows:

                                                   JANUARY 29, 1998
                                                  (DATE OF INCEPTION)    YEAR ENDED
                                                    TO DECEMBER 31,     DECEMBER 31,
                                                         1998               1999
                                                  -------------------   ------------
                                                            (IN MILLIONS)
United States...................................        $(14.7)            $(86.5)
Foreign.........................................          43.2              152.5
                                                        ------             ------
                                                        $ 28.5             $ 66.0
                                                        ======             ======

     Total income tax expense is summarized as follows:

                                                   JANUARY 29, 1998
                                                  (DATE OF INCEPTION)    YEAR ENDED
                                                    TO DECEMBER 31,     DECEMBER 31,
                                                         1998               1999
                                                  -------------------   ------------
                                                            (IN MILLIONS)
Current tax expense:
  Federal.......................................        $   --             $  0.9
  State.........................................            --                0.3
  Foreign.......................................           4.9               14.1
                                                        ------             ------
                                                           4.9               15.3
                                                        ------             ------
Deferred tax expense (benefit):
  Federal.......................................            --              (33.1)
  State.........................................            --                0.1
  Foreign.......................................          13.4               39.2
                                                        ------             ------
                                                          13.4                6.2
                                                        ------             ------
          Total income tax expense..............        $ 18.3             $ 21.5
                                                        ======             ======

     Income tax benefit for the components of other comprehensive loss was $0.6 million for the year ended December 31, 1999.

                                  AZURIX CORP.

     The differences between taxes computed at the U.S. federal statutory tax rate and Azurix's effective income tax rate are as follows:

                                                     JANUARY 29, 1998
                                                    (DATE OF INCEPTION)           YEAR ENDED
                                                      TO DECEMBER 31,            DECEMBER 31,
                                                           1998                      1999
                                                  -----------------------   -----------------------
                                                     AMOUNT       PERCENT      AMOUNT       PERCENT
                                                     ------       -------      ------       -------
                                                  (IN MILLIONS)             (IN MILLIONS)
Statutory federal income tax provision...........     $10.0        35.0%        $23.1        35.0%
U.S. loss not benefited (valuation allowance
  reversal)......................................       5.1        17.9          (5.1)       (7.7)
U.K. subsidiary company loss not benefited.......       2.4         8.4            --          --
Nondeductible goodwill amortization..............       1.7         6.0           6.3         9.5
Consolidated foreign earnings taxed at other than
  the U.S. rate..................................      (1.8)       (6.3)         (2.5)       (3.8)
Equity income (loss) of foreign investment.......       0.4         1.4          (0.5)       (0.8)
Minority interest................................        --          --          (0.3)       (0.4)
Other............................................       0.5         1.8           0.5         0.8
                                                      -----        ----         -----        ----
          Total income tax expense...............     $18.3        64.2%        $21.5        32.6%
                                                      =====        ====         =====        ====

     The principal components of Azurix's net deferred income tax liability are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                                (IN MILLIONS)
Deferred income tax assets:
  U.K. Advance Corporation Tax (ACT) carryforward...........  $  83.1   $  67.8
  U.S. tax loss and start-up expenditure carryforwards......      5.1      36.3
  Foreign net operating loss carryforwards..................      3.5      13.0
  Tax credits in foreign jurisdictions......................       --       2.8
  Basis differences in assets other than property, plant and
     equipment and Other....................................      5.9       7.9
  Valuation allowance.......................................     (8.6)     (4.8)
                                                              -------   -------
          Total deferred tax assets.........................     89.0     123.0
                                                              -------   -------
Deferred income tax liabilities:
  Basis differences in property, plant and equipment........   (490.6)   (515.1)
  Liabilities not recognized for tax purposes and Other.....     (2.8)     (1.6)
                                                              -------   -------
          Total deferred tax liabilities....................   (493.4)   (516.7)
                                                              -------   -------
          Net deferred tax liabilities......................  $(404.4)  $(393.7)
                                                              =======   =======

     Azurix had U.K. Advance Corporation Tax credit carryforwards at December 31, 1999 of approximately $67.8 million that can be used to offset U.K. taxes payable in future years. At December 31, 1999, the U.K. ACT credit had an indefinite carryforward period. At December 31, 1999, Azurix had foreign subsidiary company loss carryforwards of approximately $38.1 million. However, due to restrictions on the use of such loss carryforwards, $14.8 million of the foreign subsidiary company loss carryforwards have not been reflected in Azurix's results of operations.

     At December 31, 1999, Azurix had carryforwards of U.S. tax losses and start-up expenditures of approximately $103.8 million that will begin to expire in 2019. During 1998, Azurix recorded a valuation allowance on a deferred tax asset of approximately $5.1 million related to losses incurred in the United States.

                                  AZURIX CORP.

During the second quarter of 1999, Azurix determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available United States tax planning strategies) indicated that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance of approximately $5.1 million was reversed in the second quarter of 1999. At December 31, 1999, management determined that no valuation allowance was necessary for U.S. losses generated in 1999 due to the expected future income resulting from finalizing water projects and available tax planning strategies. All deferred tax assets will be reassessed as future business activity occurs.

     U.S. and foreign income taxes have been provided for earnings of foreign subsidiary and affiliate companies that are expected to be remitted to the U.S. Foreign subsidiaries' and affiliates' cumulative undistributed earnings of approximately $194.6 million are considered to be indefinitely reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. In the event of a distribution of those earnings in the form of dividends, Azurix may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

NOTE 10 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes and interest expense is as follows:

                                                           JANUARY 29, 1998
                                                          (DATE OF INCEPTION)    YEAR ENDED
                                                            TO DECEMBER 31,     DECEMBER 31,
                                                                 1998               1999
                                                          -------------------   ------------
                                                                    (IN MILLIONS)
Utility taxes(1)........................................         $81.7             $  --
Income taxes............................................            --              29.6
Interest expense (net of amounts capitalized)...........           9.6              47.7

---------------

(1) One-time tax levied on private utilities by the U.K. Government. This amount was recorded to Wessex's net income in 1997.

NON-CASH TRANSACTIONS

     During 1998, Azurix issued debt in the form of loan notes in connection with the Wessex acquisition (see Note 6). During 1998, Azurix received a capital contribution from Enron of the outstanding stock of a subsidiary that holds an interest in Obras Sanitarias Mendoza. The transfer was recorded at the book value of Enron of $71.8 million.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     During 1998, Azurix entered into a U.K. pounds sterling denominated loan with Enron for $119.7 million. Interest of $2.1 million accrued during the period the loan was outstanding at the London interbank offered rate plus 0.8%. The principal and accrued interest were repaid to Enron in 1998.

     Enron and Azurix have entered into an agreement that limits the scope of Azurix's business and provides that Enron and its affiliates may engage in water related businesses, even if those businesses have a competitive impact on Azurix. In general, Enron is permitted to engage in any business whatsoever, including water, wastewater and other businesses competing with Azurix, provided the business is conducted and opportunities are identified and developed through Enron's own personnel and not through those of Azurix. If an opportunity in the water industry is presented to a person who is an officer or director of both Enron and Azurix, the opportunity must first be offered to Azurix, unless water constitutes a minority of the fair market

                                  AZURIX CORP.

value of the opportunity, as determined by that officer or director in good faith based on information available at the time.

     During 1998 and 1999, Enron provided various services to Azurix. In 1999, Azurix signed agreements with Enron pursuant to which Enron will continue to provide such services which include among other things, information technology, office space, building maintenance, security and other office services as well as employee development, training, maintenance of compensation and other benefits programs and the use of Enron-owned aircraft. Azurix may utilize Enron's regulatory affairs, marketing affairs, treasury and risk assessment and control departments. In addition, Azurix may continue to participate in Enron's corporate insurance program. The agreement provides that Azurix may use the international offices of Enron and its affiliates for projects, subject to mutual agreement with Enron or its affiliates on a project-by-project basis. The agreement provides that Azurix will reimburse Enron for direct charges related to Enron services and facilities that it utilizes. Azurix is also allocated an amount for overhead charges related to Enron corporate staff and support services which it utilizes. This overhead charge is allocated based upon factors such as employee headcount, payroll and square footage. The agreement is for an indefinite term, but either party may terminate the agreement on 180 days' notice. Azurix intends to enter into a related sublease with Enron providing for the use of office space in Houston, Texas. During 1998 and 1999, the expense recorded for these services was approximately $1.5 million and $6.6 million, respectively.

     Employees of Azurix Corp. are covered by various employee benefit plans of Enron such as retirement, stock options, medical, dental, life insurance and other benefit plans. These costs are allocated to Azurix based upon Enron's costs of administering and providing the benefit plans. During 1998 and 1999, the expense recorded under the plan arrangements was approximately $1.4 million and $2.3 million, respectively.

     Management believes the above allocation methods and costs are reasonable.

     During 1998 and 1999, Enron advanced to Azurix $17.7 million and $53.4 million, respectively, related to office space and other services provided by Enron, cost of various benefit plans for certain employees, each described above, and to fund Azurix's investment in and advances to its Cancun affiliate. The entire amount of the advances were repaid in June 1999 with the proceeds from Azurix's initial public offering of its common stock.

     A former director of a subsidiary of Wessex owns certain assets utilized in the subsidiary's operations. The subsidiary was charged $0.1 million and $0.2 million for the use of those assets during 1998 and the period in 1999 while serving as a director, respectively.

     Enron has made available letters of credit on behalf of our subsidiaries in the aggregate amount of approximately $16 million as of December 31, 1999. We have paid, or reimbursed Enron for, the fees associated with these letters of credit.

     Enron has guaranteed debt and letter of credit obligations of up to $25 million on behalf of Azurix North America to a bank under terms of the bank credit facilities in exchange for, among other things, the elimination of requirements for various assets to be pledged. As of December 31, 1999, $16.4 million of letter of credit obligations were outstanding under this credit facility, and thus guaranteed by Enron. For so long as this guarantee remains outstanding, Azurix is required to pay to Enron a fee of $0.3 million per annum.

     Azurix has long-term debt with affiliates (see Note 7).

NOTE 12 -- PENSION AND OTHER POSTRETIREMENT BENEFITS

     Azurix has various pension plans through its subsidiaries which include both defined benefit and defined contribution plans.

                                  AZURIX CORP.

     Wessex maintains three defined benefit pension plans that cover substantially all of its employees. The plan assets are held in separate trustee administered funds and consist primarily of equity and debt securities. Wessex's funding policy is to contribute to the plans sufficient to satisfy legal funding requirements. Azurix Buenos Aires maintains a defined benefit plan and Lurgi Bamag maintains a defined benefit plan and a postretirement benefit plan. These plans have no assets because Azurix Buenos Aires and Lurgi Bamag have not previously provided funding. The pension costs for these plans charged to the Consolidated Statements of Income have been determined on the advice of independent qualified actuaries and are accrued over the service lives of the employees expected to be eligible to receive such benefits.

     The weighted average assumptions used in the actuarial computations for the defined benefit plans of Wessex, Aurix Buenos Aires and Lurgi Bamag and the postretirement plan of Lurgi Bamag are shown below:

                                                    PENSION BENEFITS             POSTRETIREMENT
                                           ----------------------------------       BENEFITS
                                            JANUARY 29, 1998                    ----------------
                                           (DATE OF INCEPTION)    YEAR ENDED       YEAR ENDED
                                             TO DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  1998               1999             1999
                                           -------------------   ------------   ----------------
Discount rate............................          5.8%              5.8%             6.0%
Expected long-term rate of return on plan
  assets.................................          6.8               6.5               --
Rate of compensation increase............          4.3               3.9              3.0

     For the measurement purposes of postretirement benefits, a 4.0% annual rate of increase in healthcare costs was assumed for 2000.

                                  AZURIX CORP.

     The following represents the obligations, plan assets and funded status for the defined benefit pension plans and postretirement plan:

                                                    PENSION BENEFITS             POSTRETIREMENT
                                           ----------------------------------       BENEFITS
                                            JANUARY 29, 1998                    ----------------
                                           (DATE OF INCEPTION)    YEAR ENDED       YEAR ENDED
                                             TO DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  1998               1999             1999
                                           -------------------   ------------   ----------------
                                                               (IN MILLIONS)
Change in benefit obligation:
  Benefit obligation at beginning of
     period..............................        $   --             $246.2           $  --
     Obligation acquired from business
       acquisitions......................         231.5               11.9             0.7
     Service cost........................           1.5                7.8              --
     Past service cost...................            --               13.9              --
     Interest cost.......................           3.4               13.2              --
     Plan participants' contributions....           0.5                3.5              --
     Actuarial loss (gain)...............          16.7                8.4              --
     Benefits paid.......................          (2.2)              (7.7)             --
     Exchange difference.................          (5.2)              (7.9)             --
                                                 ------             ------           -----
          Benefit obligation at end of
            period.......................        $246.2             $289.3           $ 0.7
                                                 ======             ======           =====
Change in plan assets:
  Fair value of plan assets at beginning
     of period...........................        $   --             $259.2           $  --
     Fair value of plan assets acquired
       from business acquisition.........         237.3                 --              --
     Actual return on plan assets........          27.7               40.4              --
     Employer contribution...............           1.3                1.9              --
     Plan participants' contributions....           0.5                3.6              --
     Benefits paid.......................          (2.2)              (7.6)             --
     Exchange difference.................          (5.4)              (7.3)             --
                                                 ------             ------           -----
          Fair value of plan assets at
            end of period................        $259.2             $290.2           $  --
                                                 ======             ======           =====
Funded Status:
  Fair value of plan assets..............        $259.2             $290.2           $  --
  Projected benefit obligation...........         246.2              289.3             0.7
                                                 ------             ------           -----
  Funded status..........................          13.0                0.9            (0.7)
  Unrecognized past service cost.........            --               13.8              --
  Unrecognized net actuarial loss........          (6.9)             (22.5)             --
                                                 ------             ------           -----
          Prepaid benefit cost (Accrued
            pension liability)...........        $  6.1             $ (7.8)          $(0.7)
                                                 ======             ======           =====

     Two of the three pension plans at Wessex have an aggregate prepaid benefit cost of $5.2 million that is included in "Other assets" on the Consolidated Balance Sheets and the remaining plan has an accrued benefit obligation of $1.8 million that is included in "Other long-term liabilities" on the Consolidated Balance Sheets.

                                  AZURIX CORP.

     Net periodic benefit cost includes the following components:

                                                    PENSION BENEFITS             POSTRETIREMENT
                                           ----------------------------------       BENEFITS
                                            JANUARY 29, 1998                    ----------------
                                           (DATE OF INCEPTION)    YEAR ENDED       YEAR ENDED
                                             TO DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  1998               1999             1999
                                           -------------------   ------------   ----------------
                                                               (IN MILLIONS)
Service cost............................          $ 1.5             $  7.8            $ --
Interest cost...........................            3.4               13.2              --
Expected return on plan assets..........           (4.0)             (16.3)             --
                                                  -----             ------            ----
Net periodic benefit cost...............          $ 0.9             $  4.7            $ --
                                                  =====             ======            ====

     A 1% change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 1999:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                                    (IN MILLIONS)
Effect on total service and interest cost components........     $ --          $ --
Effect on postretirement benefit obligation.................      0.1           0.1

     Azurix North America contributes to defined contribution plans for a number of its employees in the U.S. and Canada. Contributions to these plans totaled $0.4 million during the period in 1999 that Azurix owned Azurix North America. Contributions to the defined contribution plans are based on percentages of compensation varying from 1% to 15% of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. In any event, contributions are limited to $3,000 per employee per annum.

     Azurix North America also contributes to a multi-employer union pension plan for certain union employees. These contributions are based on amounts negotiated between the union and the participating employers. There were no contributions related to the multi-employer plan during 1999 because the plan is currently over funded.

NOTE 13 -- STOCK PLANS

     In February 1999, Azurix established a stock plan that provides for the granting or awarding of stock options and restricted stock to directors, officers and key employees of Azurix and members of the Azurix Board of Directors. Options granted may be either incentive stock options or non-qualified stock options and are granted at not less than the fair market value of the stock on the date of grant. At any particular time, the number of shares of common stock issued under the plan may not exceed 15% of the total number of shares of common stock outstanding. These stock options generally vest over three to five years and will be exercisable for 10 years after the date of grant.

     Azurix applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options issued under the plan. Accordingly, no compensation expense has been recognized for the stock options granted. Had compensation cost been recognized based on the fair value of options granted at the grant dates for awards under the plan, Azurix's net income, basic and diluted earnings per share before extraordinary loss and basic and diluted earnings per share for the year ended 1999 would have been $21.9 million, $0.26 per common share and $0.20 per common share, respectively.

                                  AZURIX CORP.

     The fair value of options granted in 1999 was estimated on the date of grant using the Black-Scholes option pricing model assuming no expected dividend yield, weighted-average expected life of 3.8 years, expected volatility of 82.6% and a weighted-average risk-free interest rate of 5.4%.

     Summarized information for Azurix's stock option plan is as follows:

                                                                        1999
                                                              ------------------------
                                                                           WEIGHTED
                                                                           AVERAGE
                                                              OPTIONS   EXERCISE PRICE
(OPTIONS IN THOUSANDS)                                        -------   --------------
Options outstanding, beginning of year......................      --            --
Granted.....................................................  12,374        $14.31
Forfeited...................................................  (2,121)        16.81
                                                              ------        ------
Options outstanding, end of year............................  10,253         13.79
                                                              ======        ======
Weighted average fair value of options granted..............                $ 8.58

     The following table summarizes information about stock options outstanding at December 31, 1999 (options in thousands):

                                      WEIGHTED
                                       AVERAGE     WEIGHTED
                                      REMAINING    AVERAGE
  RANGE OF EXERCISE      OPTIONS     CONTRACTUAL   EXERCISE
       PRICES          OUTSTANDING      LIFE        PRICE
  -----------------    -----------   -----------   --------
   $6.94 to $14.25        3,690      10.0 years     $ 7.98
   16.72 to 21.56         6,563       9.1 years      17.07

     At December 31, 1999, there were 0.5 million options that were exercisable and there were 7.2 million shares available for grant.

NOTE 14 -- EXTRAORDINARY LOSS

     In May 1999, Azurix Europe retired borrowings under its former senior credit facility and terminated the facility prior to its maturity (see Note 7). Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

NOTE 15 -- RESTRUCTURING CHARGE

     In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix announced a plan to restructure its operations, which resulted in the Company recording a non-recurring, pretax expense totaling $34.2 million in the fourth quarter of 1999. The restructuring plan includes reducing personnel, reducing its leased office space and eliminating other costs relating to the pursuit of concessions in certain regions.

     The restructuring plan involves the elimination of 206 employee positions working in the concession acquisition effort. As of December 31, 1999, 113 employees had been terminated pursuant to the restructuring

                                  AZURIX CORP.

plan. Azurix expects that the restructuring actions will be completed by the second quarter of 2000. The restructuring liability has been classified in "Accounts payable and accruals" on the Consolidated Balance Sheet and is being funded through cash provided by operating activities and borrowings under credit agreements.

     Amounts related to the restructuring plan are shown in the following table:

                                                           FOURTH
                                              1999        QUARTER    CHARGED TO    BALANCE AT
                                          RESTRUCTURING     1999       ASSET      DECEMBER 31,
                                             CHARGE       PAYMENTS    ACCOUNTS        1999
                                          -------------   --------   ----------   ------------
                                                             (IN MILLIONS)
Severance and related payroll burden....      $18.8        $(2.3)      $   --        $16.5
Asset impairments.......................       15.4           --        (15.4)          --
                                              -----        -----       ------        -----
                                              $34.2        $(2.3)      $(15.4)       $16.5
                                              =====        =====       ======        =====

NOTE 16 -- STOCKHOLDERS' EQUITY

     During 1998, Azurix issued 1,000 shares of $1.00 par value common stock. On February 2, 1999, Azurix effected a 100,000-for-one stock split and restated the par value to $0.01 that resulted in 100 million shares issued and outstanding. Share and per share data for 1998 presented herein has been adjusted to give effect to this split as if it had occurred on the date of inception.

     During 1998, Azurix received cash contributions of approximately $1.6 billion. In addition, Azurix received a capital contribution from Enron of the outstanding stock of a subsidiary that holds a 32.1% ownership interest in Mendoza. The transfer was recorded at Enron's book value of $71.8 million.

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

NOTE 17 -- RESTRICTED NET ASSETS OF SUBSIDIARIES

     Certain subsidiaries of Azurix Corp. have governmental and regulatory restrictions or approvals required in order to pay dividends or to make intercompany loans and advances to it. The amount of restricted net assets of Azurix Corp. subsidiaries at December 31, 1998 and 1999 is approximately $1.5 billion and $1.6 billion, respectively.

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Azurix leases office space from Enron (see Note 11). Azurix has no contractual obligation under these office lease agreements but pays to Enron the amount determined in the lease or the contract rate applied to square footage occupied. Azurix accrued rent expense to Enron for office space totaling $0.3 million and $1.7 million in 1998 and 1999, respectively.

                                  AZURIX CORP.

     Azurix leases property under various operating leases. Rental expense related to these leases for the years ended December 31, 1998 and 1999 were $0.2 million and $2.1 million, respectively. Future minimum operating lease payments as of December 31, 1999, in the aggregate and for each of the five succeeding fiscal years, are as follows:

                                                           (IN MILLIONS)
                                                           -------------
2000.....................................................      $ 3.9
2001.....................................................        3.7
2002.....................................................        2.6
2003.....................................................        2.0
2004.....................................................        1.7
2005 and beyond..........................................        0.8
                                                               -----
          Total minimum lease payments...................      $14.7
                                                               =====

     Azurix, through Wessex and Azurix Buenos Aires, as owner of government regulated water and wastewater concessions, is required to undertake a significant capital investment program to meet statutory water quality and environmental standards. It is currently estimated that the capital expenditure programs at Wessex and Azurix Buenos Aires, along with the capital expenditure commitments of other Azurix subsidiaries, will require expenditures over the next five years of approximately $1.7 billion. Azurix has contractual commitments in place for capital expenditures to be incurred after December 31, 1999 of $140.2 million.

     The former parent of Lurgi Bamag had guaranteed reimbursement obligations for approximately $27 million of letters of credit issued on behalf of Lurgi Bamag. We have agreed to indemnify the former parent of any payments under that guarantee.

     Azurix has contingent payment obligations to former owners of acquired entities under certain negotiated formulas, including a contingent payment obligation that would require a former owner to use the proceeds to purchase shares of Azurix common stock from Azurix. Currently, Azurix cannot assess the likelihood that payment under these obligations will occur.

LITIGATION

     On October 29, 1999, Azurix Corp. filed an action in the Chancery Court of the State of Delaware against Synagro Technologies, Inc. Prior to this filing, Azurix and Synagro had been in discussions regarding possible transactions. In connection with these discussions, the parties entered into agreements containing standstill provisions restricting Azurix's ability to acquire or engage in negotiations with a number of companies for several months. In September 1999, Synagro orally agreed to waive these standstill provisions with regard to two subsidiaries of Waste Management, Inc., commonly called BioGro, engaged in the residuals business. This oral waiver was made to representatives of Waste Management, as well as to Azurix. Azurix also agreed to purchase up to $23 million of Synagro convertible preferred stock, subject to certain conditions. Following the waiver, Azurix discussed with Waste Management the possible acquisition by Azurix of BioGro. Azurix's complaint sought to enforce the waiver of the standstill provisions and an injunction against Synagro's interference with the potential acquisition of BioGro, and a declaration that, because the specified conditions had not been met, Azurix has no further obligations to purchase stock of Synagro or pay it any other sums. On November 1, 1999, Synagro filed suit against Azurix Corp. in the District Court of Harris County, Texas, seeking both a temporary restraining order and permanent injunction to enjoin Azurix from using confidential information that Azurix had obtained from Synagro and unspecified damages. In particular, Synagro's petition alleges that Azurix's negotiating or closing the acquisition that is the subject of the Delaware case would violate the standstill agreement between the parties.

                                  AZURIX CORP.

     On November 2, 1999, the court in the Texas action entered a temporary restraining order preventing Azurix from using any confidential or proprietary information that it received from Synagro, including with respect to BioGro, and preventing both Azurix and Synagro from acquiring, or entering into an agreement to acquire, BioGro for a 14-day period. On November 3, 1999, Azurix filed a motion asking the Texas court to stay the action in Texas until the Delaware Chancery Court had heard the earlier-filed Delaware case. The Texas court granted this motion on November 16, 1999, terminating the restraining order. Synagro subsequently asked the Delaware court to dismiss the action there either for lack of jurisdiction or under the doctrine of forum non conveniens. On February 3, 2000, Delaware court rejected Synagro's motion to dismiss the case but stayed the proceeding there on the basis that the Texas and the Delaware actions were filed essentially contemporaneously and that, on balance, Texas was a more appropriate forum. Azurix subsequently filed an interlocutory appeal to the Supreme Court of the State of Delaware, but the court exercised its discretion to refuse to hear the appeal.

     Azurix has determined not to proceed with the acquisition of BioGro. Azurix therefore no longer is seeking to enjoin Synagro's interference with the Waste Management transaction but intends to seek damages for that interference, as well as a declaration that Azurix was not obligated to purchase Synagro preferred stock. Synagro has not alleged an amount of damages, and so it is not possible in this early stage of the litigation to predict what, if any damages might result if the cases were determined adversely to Azurix. In January and February 2000, Synagro announced that it had arranged significant new funds and that it had closed several of the acquisitions, including the largest one, that was to have been funded in part through the preferred stock we were to purchase. Azurix intends to defend these actions vigorously and to pursue our claims for damages for Synagro's interference with the Waste Management transaction. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its results of operations or financial position.

     Azurix is involved in other various claims and lawsuits incidental to its business. Although no assurances can be given, Azurix believes that the ultimate resolution of such items will not have a material adverse effect on its results of operations or financial position.

REGULATION

     Azurix is subject to extensive federal, foreign, state and local environmental laws and regulations. Azurix anticipates future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on its financial position and results of operations.

     Most of Azurix's revenues are subject to governmental regulation of the rates that it charges to its customers. On November 25, 1999, the U.K. water regulator, the Director General of Water Services, announced price limits for U.K. water companies for the period April 1, 2000 through March 31, 2005. Wessex was notified of a determination of a 12.0% price cut for 2000-2001, before adjustment for inflation. The announcement included level prices through March 2003 with annual price increases in 2003-2004 of 3.8% and 2004-2005 of 4.7%, before adjustment for inflation. Wessex's regulated operating revenues represented approximately 70% of Azurix's total operating revenues for the year ended December 31, 1999. The outcome of the periodic review is expected to reduce Wessex's regulated operating revenues from 1999-2000 to 2000-2001 by 12.0%, before adjustment for inflation (or by approximately 10% after adjustments for inflation and other factors), and thus materially reduce Azurix's cash flow and earnings. However, Azurix does not expect this will have a material adverse effect on its financial position.

     Wessex currently has a virtual monopoly over water supply and wastewater services within its service region, with the exception of the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three other companies provide only water and Wessex provides wastewater services. This may change in the future, however, as the U.K. Government and the Director are seeking to increase competition in the water

                                  AZURIX CORP.

sector. The Director has announced various steps he may take, such as reducing the threshold level of service required before a large customer may contract with someone other than the licensed service provider, promoting competition in new connections, and facilitating common carriage of water through existing water service companies. Further, the Director has stated that he will use his powers under the Competition Act 1998 to pursue companies that are abusing dominant market positions. Increased competition could affect Wessex's monopoly within its own service region, but would enable it to compete for customers in other regions, taking advantage of its historically efficient operating levels.

     In connection with Wessex's recent periodic review of price limits, the Director has estimated that the cost of the capital expenditures that Wessex will be required to make over the next five years will be approximately L764 ($1,233.9) million. The determination assumed an after-tax cost of capital for Wessex of 4.75%. In addition, companies are required to implement certain policies in their charging schemes for 2000-2001 that must, for example, deal with tariffs for vulnerable groups, cost-reflective charging, the balance between water and wastewater charges, measured and unmeasured tariff differentials, large user tariffs, timing and methods of payment and optional metering. Azurix does not believe that these policies will have a material adverse effect on Azurix's financial position or results of operations.

NOTE 19 -- GEOGRAPHIC INFORMATION

     Financial information by geographic area is as follows:

                                                            JANUARY 29, 1998
                                                          (DATE OF INCEPTION)         DECEMBER 31,
                                                          TO DECEMBER 31, 1998            1998
                                                     ------------------------------   ------------
                                                                   INCOME (LOSS)
                                                                  BEFORE INTEREST,
                                                                 MINORITY INTEREST,
                                                     OPERATING    INCOME TAXES AND     LONG-LIVED
                                                     REVENUES    EXTRAORDINARY LOSS    ASSETS(1)
                                                     ---------   ------------------   ------------
                                                                     (IN MILLIONS)
United States......................................   $   --           $(14.7)          $    2.3
United Kingdom.....................................    112.5             59.3            2,249.9
Switzerland........................................      7.2               --                2.9
Argentina..........................................       --             (1.0)              73.6
                                                      ------           ------           --------
         Total.....................................   $119.7           $ 43.6           $2,328.7
                                                      ======           ======           ========

                                                               YEAR ENDED             DECEMBER 31,
                                                           DECEMBER 31, 1999              1999
                                                     ------------------------------   ------------
                                                                   INCOME (LOSS)
                                                                  BEFORE INTEREST,
                                                                 MINORITY INTEREST,
                                                     OPERATING    INCOME TAXES AND     LONG-LIVED
                                                     REVENUES    EXTRAORDINARY LOSS    ASSETS(1)
                                                     ---------   ------------------   ------------
                                                                     (IN MILLIONS)
United States......................................   $ 57.9           $(87.6)          $   84.6
United Kingdom.....................................    453.9            228.2            2,363.7
Switzerland........................................     12.9             (3.8)               5.2
Canada.............................................     30.6              0.8               13.4
Argentina..........................................     39.5             (5.6)             529.4
Mexico.............................................      8.3              5.2               26.2
Other..............................................     14.9              1.3                7.9
                                                      ------           ------           --------
         Total.....................................   $618.0           $138.5           $3,030.4
                                                      ======           ======           ========

---------------

(1) Long-lived assets represents property, plant and equipment, net of accumulated depreciation, concession intangibles, net of accumulated amortization and investments in and advances to unconsolidated affiliates.

                                  AZURIX CORP.

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for 1998 is not presented because all of Azurix's 1998 results of operations occurred during the fourth quarter of 1998, subsequent to the Wessex acquisition. Summarized 1999 quarterly financial data is as follows:

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
                                                                 (IN MILLIONS)
Revenues...........................................  $116.9    $131.3    $170.5    $199.3
Income before interest, minority interest, income
  taxes and extraordinary loss(1)..................    39.4      38.0      47.7      13.4
Income (Loss) before extraordinary loss(1).........    16.1      20.2      18.8     (10.6)
Net income (loss)(1)...............................    16.1      13.4      18.8     (10.6)
Earnings (Loss) per share(1):
  Before extraordinary loss (see Note 14)..........    0.16      0.19      0.16     (0.09)
  Extraordinary loss...............................      --     (0.06)       --        --
                                                     ------    ------    ------    ------
  Basic and diluted earnings (loss) per share......  $ 0.16    $ 0.13    $ 0.16    $(0.09)
                                                     ======    ======    ======    ======

---------------

(1) The fourth quarter of 1999 includes a restructuring charge of $34.2 million pre-tax (see Note 15).

NOTE 21 -- SUBSEQUENT EVENT

     In February 2000, Azurix issued U.S. dollar and U.K. pounds sterling senior subordinated notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and L100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.8 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds are available for general corporate purposes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the stockholder of Wessex Water Ltd (formerly Wessex Water Plc):

     We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Wessex Water Plc (now renamed Wessex Water Ltd) (predecessor company) (the "Company") and subsidiaries for the period from April 1, 1998 to October 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity of Wessex Water Plc (now renamed Wessex Water Ltd) (predecessor company) and subsidiaries for the period from April 1, 1998 to October 2, 1998 in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN

London, England
March 12, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the stockholder of Wessex Water Ltd (formerly Wessex Water Plc)

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Wessex Water Plc (now renamed Wessex Water Ltd) and its subsidiaries (the "Company") at March 31, 1998, and the results of their operations and their cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS
                                            Chartered Accountants

Bristol, England
March 12, 1999

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

                       CONSOLIDATED STATEMENTS OF INCOME
   FOR THE SIX MONTHS ENDED OCTOBER 2, 1998 AND THE YEAR ENDED MARCH 31, 1998
                      (TRANSLATED INTO USD -- SEE NOTE 1)

                                                               SIX MONTHS         YEAR
                                                                 ENDED            ENDED
                                                               OCTOBER 2,       MARCH 31,
                                                                  1998            1998
                                                              ------------     -----------
                                                                    IN MILLIONS USD
                                                              (EXCEPT FOR PER SHARE DATA)
Operating revenues..........................................     $233.8           $436.6
Operating expenses:
  Operations and maintenance................................       61.7            110.9
  General and administrative................................       36.4             29.1
  Depreciation and amortization.............................       35.2             64.3
                                                                 ------           ------
Operating income............................................      100.5            232.3
                                                                 ------           ------
Other income (expense):
  Interest income...........................................        0.2              4.4
  Interest expense..........................................       (6.3)           (13.0)
  Equity earnings...........................................        5.8             13.3
                                                                 ------           ------
Income before taxes.........................................      100.2            237.0
                                                                 ------           ------
Taxation on ordinary activities.............................       28.4             58.0
Utility tax.................................................         --            162.3
                                                                 ------           ------
Net income..................................................       71.8             16.7
Dividends on preference shares..............................        7.7             15.1
                                                                 ------           ------
Net income attributable to common stockholders..............     $ 64.1           $  1.6
                                                                 ======           ======
Basic earnings per share....................................     $ 0.30           $ 0.01
                                                                 ======           ======
Diluted earnings per share..................................     $ 0.30           $ 0.01
                                                                 ======           ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

                           CONSOLIDATED BALANCE SHEET
                               AT MARCH 31, 1998
                      (TRANSLATED INTO USD -- SEE NOTE 1)

                                                                   MARCH 31, 1998
                                                               ----------------------
                                                                  IN MILLIONS USD
                                                               (EXCEPT SHARE AMOUNTS)
                                       ASSETS

Current Assets
  Cash and cash equivalents.................................          $    1.8
  Trade receivables (net of allowance for doubtful accounts
    of $5.9)................................................              43.5
  Unbilled receivables......................................              29.7
  Other current assets......................................              19.5
                                                                      --------
         Total current assets...............................              94.5
                                                                      --------
Property, Plant and Equipment
  Cost......................................................           2,487.4
  Less-accumulated depreciation.............................            (549.9)
                                                                      --------
  Property, plant and equipment, net........................           1,937.5
                                                                      --------
Investments and Other Assets
  Investment in equity method investee......................             311.2
  Goodwill, net of accumulated amortization.................              21.6
  Other.....................................................               7.5
                                                                      --------
         Total Assets.......................................          $2,372.3
                                                                      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Borrowings from banks.....................................          $   82.7
  Current portion of long-term debt.........................              38.3
  Accounts payable and accruals.............................             227.5
  Amounts due to equity method investee.....................               6.2
  Advances from customers...................................              23.7
  Proposed dividend.........................................              23.1
                                                                      --------
         Total current liabilities..........................             401.5
                                                                      --------
Long-Term Debt..............................................             169.7
Deferred Credits and Other Liabilities
  Deferred income taxes.....................................             306.5
  Other.....................................................               6.1
                                                                      --------
         Total long-term liabilities........................             482.3
                                                                      --------
Commitments and Contingent Liabilities (Note 18)
Redeemable Preference Shares (Authorized -- 310,000,000;
  issued and paid 308,984,402 shares of 50p each, redeemable
  at par)...................................................             259.0
                                                                      --------
Stockholders' Equity:
  Common stock (Authorized: 346,666,670; issued and paid:
    212,677,552 shares of 60p)..............................             188.3
  Additional paid-in capital................................              80.6
  Accumulated other comprehensive income....................             182.0
  Retained earnings.........................................             778.6
                                                                      --------
         Total stockholders' equity.........................           1,229.5
                                                                      --------
         Total Liabilities and Stockholders' Equity.........          $2,372.3
                                                                      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE SIX MONTHS ENDED OCTOBER 2, 1998 AND THE YEAR ENDED MARCH 31, 1998
                      (TRANSLATED INTO USD -- SEE NOTE 1)

                                                              SIX MONTHS     YEAR
                                                                ENDED        ENDED
                                                              OCTOBER 2,   MARCH 31,
                                                                 1998        1998
                                                              ----------   ---------
                                                                 IN MILLIONS USD
Operating Activities:
Net income..................................................   $  71.8      $  16.7
Adjustments required to reflect cash flows from operating
  activities:
Income and expense items not involving cash flows:
  Share in profits of equity method investee, net of related
     taxes..................................................      (3.1)        (6.7)
  Depreciation and amortization.............................      35.2         64.3
  Deferred taxes............................................      23.2         24.9
  Loss on disposal of fixed assets..........................       0.8          2.5
  Other.....................................................       0.1          0.5
                                                               -------      -------
                                                                 128.0        102.2
                                                               -------      -------
Changes in operating asset and liability items:
  (Increase) decrease in trade accounts receivable..........       6.9         (4.8)
  (Increase) in prepayments.................................      (0.3)        (0.8)
  (Increase) decrease in other current assets...............      (8.3)        22.3
  Increase (decrease) in advances from customers............       2.5          1.1
  Increase in accounts payable and accruals.................       3.4          5.0
                                                               -------      -------
                                                                   4.2         22.8
                                                               -------      -------
Net cash provided by operating activities...................     132.2        125.0
                                                               -------      -------
Investing Activities:
  Purchase of fixed assets..................................    (108.9)      (198.6)
  Decrease in short-term investments........................        --           --
  Other.....................................................       0.5          3.6
                                                               -------      -------
Net cash used in investing activities.......................    (108.4)      (195.0)
                                                               -------      -------
Financing Activities:
  Repurchase of ordinary shares.............................        --           --
  Repurchase of preference shares...........................    (143.4)          --
  Short-term loans received.................................     177.5         80.7
  Repayment of lease obligations............................      (8.7)       (15.6)
  Dividends paid............................................     (51.4)       (65.7)
  Other.....................................................       2.4          7.4
                                                               -------      -------
Net cash (used in) provided by financing activities.........     (23.6)         6.8
                                                               -------      -------
Effect of exchange rate changes on cash balances............      (0.3)        (1.3)
                                                               -------      -------
Decrease in cash and cash equivalents.......................      (0.1)       (64.5)
Balance of cash and cash equivalents at beginning of
  period....................................................       1.8         66.3
                                                               -------      -------
Balance of cash and cash equivalents at end of period.......   $   1.7      $   1.8
                                                               =======      =======
Supplemental Cash Flow Items:
  Interest paid (net of amounts capitalized)................   $   8.6      $  12.3
  Income taxes paid.........................................       5.3         86.5
  Utility tax paid..........................................        --         83.1
Non-Cash Investing and Financing Activities:
  Scrip dividends...........................................      37.4          9.8

  The accompanying notes are an integral part of these consolidated financial statements.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE SIX MONTHS ENDED OCTOBER 2, 1998 AND THE YEAR ENDED MARCH 31, 1998
                      (TRANSLATED INTO USD -- SEE NOTE 1)
                               (IN MILLIONS USD)

                                                               ACCUMULATED
                                                 ADDITIONAL       OTHER
                                        COMMON    PAID-IN     COMPREHENSIVE   RETAINED              COMPREHENSIVE
                                        STOCK     CAPITAL        INCOME       EARNINGS    TOTAL        INCOME
                                        ------   ----------   -------------   --------   --------   -------------
Balance at March 31, 1997.............  $185.2     $ 66.1        $158.1        $842.1    $1,251.5
  Net income..........................                                           16.7        16.7       $16.7
  Other comprehensive income:
     Translation differences..........                             22.8                      22.8        22.8
     Unrealized gain on listed
       investment.....................                              1.1                       1.1         1.1
                                                                                                        -----
          Total comprehensive
            income....................                                                                  $40.6
                                                                                                        =====
  Shares issued.......................    3.1        14.5                                    17.6
  Dividends...........................                                          (80.2)      (80.2)
                                        ------     ------        ------        ------    --------
Balance at March 31, 1998.............  188.3        80.6         182.0         778.6     1,229.5
  Net income..........................                                           71.8        71.8       $71.8
  Other comprehensive income:
     Translation differences..........                             18.8                      18.8        18.8
     Unrealized gain on listed
       investment.....................                             (0.2)                     (0.2)       (0.2)
                                                                                                        -----
          Total comprehensive
            income....................                                                                  $90.4
                                                                                                        =====
  Shares issued.......................    5.1        33.8                                    38.9
  Dividends...........................                                          (57.1)      (57.1)
                                        ------     ------        ------        ------    --------
Balance at October 2, 1998............  $193.4     $114.4        $200.6        $793.3    $1,301.7
                                        ======     ======        ======        ======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the operations of Wessex Water Plc (now renamed Wessex Water Ltd) and its subsidiaries ("Wessex"). On October 2, 1998, Wessex was purchased by Azurix Europe Ltd, a wholly owned subsidiary of Azurix Corp. ("Azurix"). The financial statements of Wessex have been prepared for the purpose of presenting the financial statements of the predecessor company of Azurix.

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The functional currency of Wessex is pounds sterling ("GBP"). These accounts have been presented using US dollars ("USD") as the reporting currency by translating the functional currency financial statements using the current rate methodology described in the Statement of Financial Accounting Standard ("SFAS") 52, "Foreign Currency Translation."

     The period from April 1 to October 2, 1998 will hereafter be referred to as the "six months ended October 2, 1998."

NATURE OF OPERATIONS

     Wessex Water Plc was incorporated on April 1, 1989. On September 1, 1989, Wessex Water Plc acquired the entire issued share capital of Wessex Water Services Ltd, a company formed to continue the business of Wessex Water Authority, as a result of the privatization by the UK government of the water industry in England and Wales. The acquisition was effected through the issue of 49,998 Wessex shares to the Secretary of State for the Environment which were credited as fully paid. The assets and liabilities acquired by Wessex were recorded at book value as Wessex was owned by the UK government at the date of the transfer making the transaction an exchange between entities under common control. Wessex's principal activity is the provision of water supply and wastewater services in southwestern England through its wholly owned subsidiary, Wessex Water Services Ltd. Wessex's other business activities include SC Technology AG ("SC Technology"), which does business as Swiss Combi and sells and operates sludge drying plants.

     Wessex Water Services Ltd is licensed to operate as a water and sewerage company in its region, subject to regulation of its water supply and wastewater treatment services by government agencies including the Office of Water Services and the Drinking Water Inspectorate. Wessex is subject to regulation of the rates it may charge for its regulated water supply and wastewater treatment businesses.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Wessex Water Plc and all its majority owned and controlled subsidiaries. All inter-company transactions are eliminated as part of the consolidation process.

     Investments in companies in which Wessex owns 20 percent to 50 percent of the voting stock and has significant influence are accounted for using the equity method with Wessex's share of profits and losses included in the consolidated income statement. Wessex's share of post-acquisition retained profits/losses is added to/deducted from the cost of the investee in the consolidated balance sheet.

USE OF ESTIMATES

     Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCIES

     On consolidation, assets and liabilities of subsidiaries denominated in foreign currencies, where the local currency is the functional currency, have been translated at year-end rates. Income and expense items are translated using the annual weighted average rates of exchange or, where known or determinable, at the rate on the date of the transaction for significant items. Adjustments arising from the translation have been recorded in other comprehensive income and are included in income only upon sale or liquidation of the underlying investments.

     Transactions in currencies other than the functional currency are recorded at the rate of exchange at the date of the transaction. Assets and liabilities in currencies other than the functional currency are translated at year-end rates. Any resulting exchange differences are taken to the consolidated income statement.

     The exchange rates used to translate the GBP functional currency financial statements to USD were:

                                                                         USD PER GBP
                                                                         -----------
Period from April 1 to October 2, 1998......................  Average      1.6536
As of March 31, 1998........................................  Year end     1.6765
Year ended March 31, 1998...................................  Average      1.6413

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment assets are stated at historical cost, less accumulated depreciation. Depreciation is charged on a straight-line basis over the estimated useful lives of the respective assets, based on the following useful lives:

                                                               YEARS
                                                              -------
Buildings and operational structures.......................   15 - 80
Infrastructure assets......................................     85
Plant, machinery and vehicles..............................   3 - 30
Other assets...............................................   4 - 15

     Major improvements to leasehold properties are amortized over the shorter of the asset life and the life of the respective lease.

     Interest is capitalized on qualifying assets during the time required to prepare the assets for their intended use using Wessex's weighted average borrowing rate. The capitalized interest is amortized over the life of the assets.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL

     Goodwill is the excess of the purchase price over the fair value of the identifiable assets acquired less the liabilities assumed of the acquired company. Goodwill is capitalized and amortized over its estimated useful life which ranges from twenty years (SC Technology) to forty years (Wessex Waste Management Ltd).

LEASES

     Assets held under finance lease agreements are treated as tangible assets and the present value of the related lease payments is recorded as a liability. Costs for operating leases are charged to the income statement in the period incurred.

LONG-LIVED ASSETS

     Wessex evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the estimated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Fair market value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved.

TAXATION

     Provision is made for all taxes payable in respect of profit earned in the year. Deferred income tax is provided using the liability method for all temporary differences arising between the tax basis of assets and liabilities and their carrying value for financial reporting purposes, using the enacted tax rate. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that all or part of the asset will not be realized. No deferred tax liability has been recognized for undistributed earnings of domestic subsidiaries since such earnings can be transferred to the parent company without tax consequences.

REVENUE RECOGNITION

     For metered customers, Wessex recognizes revenue based on actual usage and accrues revenue for the estimated amount of water sold but not billed as of the balance sheet date. The revenue for non-metered customers, who pay an annual fixed charge based on the rateable value of their property, is recognized uniformly over the year.

PENSIONS

     Current service costs for defined benefit plans are accrued in the period to which they relate. Prior service costs, if any, relating to amendments of the plans, are recognized over the remaining average service lives of those employees. The pension schemes are of the defined benefit type, which are externally funded and valued by an independent actuary.

INVESTMENTS IN EQUITY SECURITIES

     Available-for-sale securities are reported at fair value and individual securities are classified as a current or non-current asset, as appropriate. Unrealized holding gains and losses for all available-for-sale securities are reported net, as a separate component of other comprehensive income, a part of stockholders' equity, until the gains and losses are realized.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS

     Wessex uses cross-currency and interest rate swaps for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Under hedge accounting, the changes in market value of the derivatives and the hedged assets or liabilities are deferred and recognized in net income in the same period. If Wessex's use of derivatives did not qualify for hedge accounting treatment, the derivative would be recorded at fair value with changes in fair value recognized in net income.

EARNINGS PER SHARE

     Basic earnings per share is based on the earnings from continuing operations available to common stockholders divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the numerator is increased by the amount of dividends payable to the holders of convertible securities and the denominator is increased, using the treasury stock method, to include the number of additional ordinary shares that would have been outstanding, assuming the exercise of all employee stock options and the conversion of all convertible securities that would have had a dilutive effect on basic earnings per share.

ENVIRONMENTAL COSTS

     Environmental expenditures that relate to current operations are expensed. Expenditures providing a future benefit are capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

STOCK-BASED COMPENSATION

     Wessex follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the measurement date.

ACCOUNTING STANDARDS ISSUED

     In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Wessex is currently evaluating, and has not yet determined, the effect that the adoption of SFAS 133 will have on its financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 is applicable to all financial statements for fiscal years beginning after December 15, 1998 and initial adoption is required to be reflected as a cumulative effect of an accounting

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

change. The adoption of SOP 98-5 is not expected to have a material effect on Wessex's financial position or results of operations.

NOTE 2 -- INTEREST EXPENSE

                                                         SIX MONTHS         YEAR
                                                           ENDED            ENDED
                                                         OCTOBER 2,       MARCH 31,
                                                            1998            1998
                                                        ------------     -----------
                                                        (IN MILLIONS OF US DOLLARS)
Gross interest expense................................      $11.3           $21.4
Interest capitalized..................................       (5.0)           (8.4)
                                                            -----           -----
Net interest expense..................................      $ 6.3           $13.0
                                                            =====           =====

NOTE 3 -- OTHER CURRENT ASSETS

                                                             MARCH 31,
                                                               1998
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
Other receivables.......................................       $ 8.0
Available-for-sale securities...........................         4.7
Prepayments.............................................         3.5
Other...................................................         3.3
                                                               -----
                                                               $19.5
                                                               =====

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

                                      BUILDINGS                       PLANT                                TOTAL
                                         AND                        MACHINERY                            PROPERTY,
                                     OPERATIONAL   INFRASTRUCTURE      AND      OTHER    CONSTRUCTION-    PLANT &
                                     STRUCTURES        ASSETS       VEHICLES    ASSETS    IN-PROGRESS    EQUIPMENT
                                     -----------   --------------   ---------   ------   -------------   ---------
                                                              (IN MILLIONS OF US DOLLARS)
Cost:
  March 31, 1997...................    $573.5         $  961.2       $594.1     $42.9       $ 87.7       $2,259.4
  Additions........................      25.6             61.0         39.4       3.8         82.9          212.7
  Transfers........................       0.7             26.9         12.8       6.9        (47.3)            --
  Disposals........................      (0.5)              --        (26.3)     (5.5)          --          (32.3)
  Translation differences..........      11.6             20.5         12.0       1.0          2.5           47.6
                                       ------         --------       ------     -----       ------       --------
March 31, 1998.....................    $610.9         $1,069.6       $632.0     $49.1       $125.8       $2,487.4
                                       ======         ========       ======     =====       ======       ========
Accumulated depreciation:
  March 31, 1997...................    $ 96.4         $  169.4       $214.5     $24.7       $   --       $  505.0
  Additions........................      10.5             11.8         34.6       6.1           --           63.0
  Disposals........................      (0.2)              --        (22.8)     (5.6)          --          (28.6)
  Translation differences..........       2.1              3.5          4.5       0.4           --           10.5
                                       ------         --------       ------     -----       ------       --------
March 31, 1998.....................    $108.8         $  184.7       $230.8     $25.6       $   --       $  549.9
                                       ======         ========       ======     =====       ======       ========
Net book value:
  March 31, 1998...................    $502.1         $  884.9       $401.2     $23.5       $125.8       $1,937.5
                                       ======         ========       ======     =====       ======       ========

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Included in property, plant and equipment are the following amounts relating to capital leases:

                                      BUILDINGS                       PLANT                                TOTAL
                                         AND                        MACHINERY                            PROPERTY,
                                     OPERATIONAL   INFRASTRUCTURE      AND      OTHER    CONSTRUCTION-    PLANT &
                                     STRUCTURES        ASSETS       VEHICLES    ASSETS    IN-PROGRESS    EQUIPMENT
                                     -----------   --------------   ---------   ------   -------------   ---------
                                                              (IN MILLIONS OF US DOLLARS)
Cost...............................     $40.1          $73.1         $ 45.2     $ 1.2       $   --        $159.6
Accumulated depreciation...........      (3.9)            --          (14.6)     (0.8)          --         (19.3)
                                        -----          -----         ------     -----       ------        ------
Net................................     $36.2          $73.1         $ 30.6     $ 0.4       $   --        $140.3
                                        =====          =====         ======     =====       ======        ======

     The net book value of property, plant and equipment as of March 31, 1998 includes interest capitalized of $62.5 million.

NOTE 5 -- GOODWILL

     Goodwill arising on the acquisition of SC Technology on January 3, 1996 was $24.3 million, with an annual amortization charge of $1.2 million. Accumulated amortization as of March 31, 1998 is $2.7 million.

NOTE 6 -- INVESTMENT IN EQUITY METHOD INVESTEE

     At March 31, 1998, Wessex had a 50.0% share of Wessex Waste Management Ltd, holding Class B shares of L1 each. Wessex Waste Management Ltd trades as UK Waste through its wholly owned subsidiaries. UK Waste collects, recycles and disposes of waste from commercial and domestic customers.

                                                          (IN MILLIONS OF
                                                            US DOLLARS)
                                                          ---------------
Investment at cost, April 1, 1997
Share in net identifiable assets acquired..............       $ 48.3
Goodwill...............................................        225.2
                                                              ------
Cost...................................................        273.5
Less: Accumulated amortization of goodwill.............        (30.9)
Share of retained profit...............................         63.3
Translation difference.................................          5.3
                                                              ------
Book value at March 31, 1998...........................       $311.2
                                                              ======

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized financial information for Wessex Waste Management Ltd is presented below. At March 31, 1998, Wessex's share of earnings and of the net assets of Wessex Waste Management Ltd was 50.0%.

                                                             MARCH 31,
                                                               1998
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
Current assets.........................................       $ 89.9
Non-current assets.....................................        643.3
                                                              ------
          Total assets.................................       $733.2
                                                              ======
Current liabilities....................................       $ 74.3
Non-current liabilities................................         36.5
Stockholders' equity...................................        622.4
                                                              ------
          Total liabilities and stockholders' equity...       $733.2
                                                              ======

                                                          SIX MONTHS        YEAR
                                                            ENDED           ENDED
                                                          OCTOBER 2,      MARCH 31,
                                                             1998           1998
                                                         ------------    -----------
                                                         (IN MILLIONS OF US DOLLARS)
Revenues...............................................     $145.2          $285.1
Operating profit.......................................       10.6            25.1
Net income before tax..................................       11.6            26.6

NOTE 7 -- ACCOUNTS PAYABLE AND ACCRUALS

                                                             MARCH 31,
                                                               1998
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
Trade accounts payable..................................      $  8.4
Capital expenditure accruals............................        56.0
Corporation tax.........................................        16.8
Advance corporation tax.................................        19.3
Utility tax.............................................        83.0
Accruals................................................        42.7
Other...................................................         1.3
                                                              ------
          Total.........................................      $227.5
                                                              ======

NOTE 8 -- BORROWINGS FROM BANKS

                                                             MARCH 31,
                                                               1998
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
Bank overnight credit facility..........................       $24.0
Revolving line of credit................................        58.7
                                                               -----
          Total.........................................       $82.7
                                                               =====

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Wessex has an overnight overdraft facility with two banks. In addition, Wessex maintains a credit agreement with a syndicate of banks which provides $402 million, denominated in GBP, of committed lines of credit which expire on April 21, 1999. The interest rate on draw-downs is LIBOR plus 0.18%. Wessex pays commitment fees of 0.09% on the unused portion of the lines of credit. The weighted average effective interest rate at March 31, 1998 on short-term borrowings is 7.75%.

NOTE 9 -- LONG-TERM DEBT

                                                             MARCH 31,
                                                               1998
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
European Investment Bank ("EIB") loan #1 -- USD,
  variable interest rate of 6 month LIBOR minus 0.25%
  due October 2001......................................      $ 50.3
EIB loan #2 -- Italian lire, fixed interest rate of
  11.6% due June 2002...................................        24.5
EIB loan #3 -- Ecu, fixed interest rate of 5.7% due
  December 1998.........................................        12.7
Capital lease, fixed interest rate of 8.06% due
  September 2002........................................       120.0
Other long-term debt....................................         0.5
                                                              ------
                                                               208.0
Less: Current portion included in current liabilities...       (38.3)
                                                              ------
          Total.........................................      $169.7
                                                              ======

     Minimum annual principal payments due on long-term debt are as follows:

YEAR ENDING MARCH 31:
---------------------
1999........................................................  $ 38.3
2000........................................................    29.0
2001........................................................    32.9
2002........................................................    87.5
2003........................................................    20.3
                                                              ------
          Total.............................................  $208.0
                                                              ======

     The three EIB currency term loans which are due and payable from 1998 through June 2002 have both fixed and variable interest rates in their respective currencies with semi-annual interest payments. Using a combination of interest rate swaps and currency swaps these rates are changed to variable and fixed GBP interest rates.

     Wessex's term loans and credit facilities are subject to certain financial covenants, including the maintenance of minimum interest cover, maximum gearing levels and minimum net worth.

NOTE 10 -- FINANCIAL INSTRUMENTS

     Wessex uses a variety of financial instruments denominated in foreign currencies, at both floating and fixed interest rates, to finance its operations. Wessex manages the risk arising on these instruments by entering into cross-currency and interest rate swaps.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amount of short-term financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and all other short-term financial assets and liabilities, including bank debt, approximates fair value due to the short maturity of those instruments.

     The fair value of preference shares with mandatory redemption requirements and long-term debt are estimated using discounted cash flow analyses based on Wessex's current incremental financing rates for similar types of securities. The fair value of currency swaps and interest rate swaps was determined based on a model which estimates the fair value of these swap contracts using market rates at March 31, 1998 or was based on quoted market prices for similar instruments with similar maturities. A comparison of the carrying value and fair value of these instruments is included below:

                                                                    MARCH 31, 1998
                                                              ---------------------------
                                                               ESTIMATED        CARRYING
                                                              FAIR VALUE         AMOUNT
                                                              -----------       ---------
                                                              (IN MILLIONS OF US DOLLARS)
Long-term debt (including current portion)..................    $ 79.2           $ 78.4
Preference shares with mandatory redemption.................     272.2            259.0
Derivatives:
  Interest rate swaps.......................................      (9.0)              --
  Currency swaps............................................      14.2              9.6

CERTAIN RISKS AND CONCENTRATIONS

     Wessex's cash equivalents consist primarily of short-term money market deposits. Wessex has deposited its cash equivalents with reputable financial institutions and believes the risk of loss to be remote. Wessex has accounts receivable from customers concentrated in southwestern England with no single customer accounting for more than 10% of sales.

     Wessex is exposed to credit risk in the event of non-performance by counterparties to interest rate and cross-currency swap contracts. However, because Wessex deals only with major commercial banks with high-quality credit ratings, it does not anticipate non-performance by any of these counterparties.

     Wessex is exposed to market risk in the form of foreign exchange rate and interest rate risks. Wessex has one consolidated foreign subsidiary, which has a functional currency of Swiss francs. On consolidation the functional currency accounts are translated to the reporting currency with translation gains and losses recorded in other comprehensive income. Wessex has several variable and fixed rate loans in foreign currencies which are fully hedged through a combination of cross-currency swaps and interest rate swaps. In addition, Wessex is subject to foreign currency risk on translation from its functional currency
(GBP) to the reporting currency (USD).

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- STOCKHOLDERS' EQUITY

ORDINARY SHARES

     During fiscal 1998, 1,359,267 shares were issued to existing stockholders in lieu of a cash dividend, 1,673,643 shares were issued under the stock-based compensation plans and 137,398 shares were issued under the profit-sharing scheme.

CLASS B AND C ORDINARY SHARES

     On September 10, 1997, the authorized but unissued B and C ordinary shares were redesignated as authorized ordinary shares of 60p each.

ACCUMULATED OTHER COMPREHENSIVE INCOME

     Other comprehensive income at March 31, 1998 comprises the foreign currency translation reserve of $178.8 million and unrealized gains on available-for-sale securities of $3.2 million. The majority of the foreign currency translation reserve is generated by the translation of the GBP functional currency financial statements into the USD reporting currency.

PROFIT-SHARING STOCK PLAN

     Wessex operates a profit-sharing stock plan whereby employees can apply for free shares and also purchase shares. If the employee purchases shares, Wessex matches the number of shares purchased up to a set limit. The fair market value of the free and matching shares on the grant date is written off to the income statement in the year of issue. Employees are entitled to all dividends on these shares when issued. At March 31, 1998, 452,623 ordinary shares were held by Wessex Water Trustee Company Ltd on behalf of employees who were beneficially entitled to the shares under this plan. The market value of these shares at March 31, 1998 was $3.9 million.

STOCK OPTIONS

     Wessex applies APB 25 in accounting for its stock-based compensation plans ("share option plans"). Accordingly, compensation expense of $0.2 million and $0.2 million was recorded for the six months ended October 2, 1998 and for the year ended March 31, 1998, respectively.

     Wessex has two share option plans. The first is a savings-related share option plan, based on save-as-you-earn contracts, under which options were granted between August 1991 and August 1997 at prices between L1.47 and L3.58 per share. At March 31, 1998, there were options outstanding in respect of 2,367,465 shares, exercisable between April 1, 1998 and February 28, 2005. The second share option plan is an executive share option plan whereby options outstanding in respect of 762,116 ordinary shares were granted at prices between L1.85 and L3.16 per share. These options are exercisable between April 1, 1998 and August 1, 2004.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Details of the share option plans are summarized in the table below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                           EXERCISE PRICE
OPTIONS                                                         SHARES        (IN GBP)
-------                                                       ----------   --------------
Outstanding at March 31, 1997...............................   4,530,926        2.46
Granted.....................................................     477,003        3.58
Exercised...................................................  (1,673,259)       2.36
Forfeited...................................................    (205,089)       2.49
                                                              ----------        ----
Outstanding at March 31, 1998...............................   3,129,581        2.68
Granted.....................................................     371,597        3.64
Exercised...................................................    (320,197)       2.62
Forfeited...................................................     (24,688)       2.73
                                                              ----------        ----
Outstanding at October 2, 1998..............................   3,156,293        2.80
                                                              ----------        ----
Exercisable at March 31, 1998...............................     762,116        3.11
Exercisable at October 2, 1998..............................     629,674        3.10

     The exercise price of the savings-related share options granted was 20% below market price.

     The following table summarizes information about options outstanding as at March 31, 1998:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                    REMAINING
                                                       NUMBER      CONTRACTUAL      NUMBER
RANGE OF EXERCISE PRICES (GBP)                       OUTSTANDING   LIFE (YEARS)   EXERCISABLE
------------------------------                       -----------   ------------   -----------
1.00 -- 1.49.......................................     235,152        0.50              --
1.50 -- 1.99.......................................     248,246        1.62          13,372
2.00 -- 2.49.......................................   1,003,938        2.17           4,772
2.50 -- 2.99.......................................     430,808        3.29              --
3.00 -- 3.49.......................................     743,972        5.94         743,972
3.50 -- 3.99.......................................     467,465        4.22              --

     If Wessex had elected to recognize compensation expense based on the fair value of the stock options at the grant date in accordance with SFAS 123, "Accounting for Stock Based Compensation," compensation expense of $0.3 million and $0.5 million would have been recorded for the six months ended October 2, 1998 and for the year ended March 31, 1998, respectively. Net income would have been reduced to the pro forma amounts indicated below:

                                                               SIX MONTHS         YEAR
                                                                 ENDED            ENDED
                                                               OCTOBER 2,       MARCH 31,
                                                                  1998            1998
                                                              ------------     -----------
                                                              (IN MILLIONS OF US DOLLARS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net income:
  As reported...............................................      $71.8           $16.7
  Pro forma.................................................       71.7            16.4
Basic earnings per share:
  As reported...............................................      $0.30           $0.01
  Pro forma.................................................       0.30            0.01

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the six months ended October 2, 1998 and for the year ended March 31, 1998:

                                                              SIX MONTHS     YEAR
                                                                ENDED        ENDED
                                                              OCTOBER 2,   MARCH 31,
                                                                 1998        1998
                                                              ----------   ---------
Dividend yield..............................................        4.1%         3.3%
Expected volatility.........................................         21%          22%
Risk-free interest rate.....................................        6.3%         7.1%
Expected lives..............................................  4.9 years    4.8 years
Weighted average option price (GBP).........................       3.64         3.58
Weighted average fair market value at date of grant (GBP)...       1.24         1.42

NOTE 12 -- REDEEMABLE PREFERENCE SHARES

     On September 7, 1995, a bonus issue of 308,984,402 fully paid 50p cumulative redeemable preference shares was made to holders of record as of August 31, 1995 of B and C ordinary shares on a one-for-one basis; 310,000,000 of these shares were authorized. The preference shares were originally redeemable at par in four equal tranches on the dividend payment date in each of the years 1998, 1999, 2000 and 2001. The preference dividend is paid annually in arrears at a gross dividend rate, fixed in advance, of 12 month LIBOR plus 0.5%. Preference shares have priority on winding up, but are non-voting unless a resolution is passed to vary their rights.

     Beginning in September 1998, Wessex redeemed all of its 308,984,402 cumulative redeemable preference shares at the par value of 50p per share. This was pursuant to resolutions passed by its stockholders on July 29, 1998 and November 23, 1998 to cancel the preference shares by repaying capital to the preference stockholders.

NOTE 13 -- EARNINGS PER SHARE

     Reconciliation of the numerator and denominator as used in the calculation of earnings per share:

                                                          SIX MONTHS     YEAR
                                                            ENDED        ENDED
                                                          OCTOBER 2,   MARCH 31,
NUMERATOR (IN MILLIONS OF US DOLLARS)                        1998        1998
-------------------------------------                     ----------   ---------
Basic
  Net income attributable to ordinary stockholders......    $ 64.1      $  1.6
  Dividends paid to convertible stockholders............        --          --
                                                            ------      ------
Diluted
  Net income available to ordinary and convertible
     Stockholders.......................................    $ 64.1      $  1.6
                                                            ======      ======

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          SIX MONTHS     YEAR
                                                            ENDED        ENDED
                                                          OCTOBER 2,   MARCH 31,
DENOMINATOR (IN MILLIONS)                                    1998        1998
-------------------------                                 ----------   ---------
Basic
  Weighted average shares outstanding during year.......     213.0       211.3
  Effect of dilutive securities:
     Stock options......................................       1.5         1.4
     Convertible securities.............................        --          --
                                                            ------      ------
Diluted.................................................     214.5       212.7
                                                            ======      ======

     The UK Finance (No. 2) Act 1997 required the payment of utility tax, which for Wessex Water Plc was $162.3 million, and was charged in full in the results for the year ended March 31, 1998. The adjusted earnings per share adding back this utility tax would have been:

                                                              YEAR
                                                              ENDED
                                                            MARCH 31,
                                                              1998
                                                            ---------
Basic....................................................     $0.78
Diluted..................................................      0.77

NOTE 14 -- INCOME TAXES

     Total income tax expense is summarized as follows:

                                                         SIX MONTHS         YEAR
                                                           ENDED            ENDED
                                                         OCTOBER 2,       MARCH 31,
                                                            1998            1998
                                                        ------------     -----------
                                                        (IN MILLIONS OF US DOLLARS)
Current tax...........................................      $ 3.0           $ 26.5
Deferred tax..........................................       23.2             24.9
Share of tax of equity method investee................        2.2              6.6
Utility tax...........................................         --            162.3
                                                            -----           ------
          Total income tax expense....................      $28.4           $220.3
                                                            =====           ======

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences between taxes computed at the statutory tax rate and Wessex's effective income tax rate are as follows:

                                                          SIX MONTHS        YEAR
                                                            ENDED           ENDED
                                                          OCTOBER 2,      MARCH 31,
                                                             1998           1998
                                                         ------------    -----------
                                                         (IN MILLIONS OF US DOLLARS
                                                             EXCEPT PERCENTAGES)
Tax at statutory tax rate 31% (1997: 33%)............        $31.1          $ 73.5
Change in tax rate...................................        (12.7)          (22.6)
Non-deductible expenses..............................          7.9             1.6
Equity investee......................................          0.5             2.5
Other................................................          1.6             3.0
                                                             -----          ------
          Total before utility tax...................         28.4            58.0
                                                             -----          ------
Utility tax..........................................           --           162.3
                                                             -----          ------
          Total......................................        $28.4          $220.3
                                                             =====          ======
Effective rate before utility tax....................           28%             24%
Effective rate after utility tax.....................           28%             93%

     The change in tax rate from 33% to 31% effective from April 1, 1997 was enacted on July 31, 1997. The subsequent reduction in the tax rate from 31% to 30% effective from April 1, 1999 was enacted on July 31, 1998.

     The principal components of Wessex's net deferred liability are as follows:

                                                            MARCH 31,
                                                               1998
                                                          --------------
                                                           (IN MILLIONS
                                                          OF US DOLLARS)
Deferred tax assets:
  Advance corporation tax recoverable..................       $114.2
  Other temporary differences..........................          7.7
                                                              ------
          Total deferred tax asset.....................        121.9
                                                              ------
Deferred tax liabilities:
  Accelerated capital allowances.......................        371.5
  Other temporary differences..........................         56.9
                                                              ------
          Total deferred tax liability.................        428.4
                                                              ------
Net deferred tax liability.............................       $306.5
                                                              ======

NOTE 15 -- PENSIONS

     The defined benefit schemes which cover the majority of staff are the Wessex Water Pension Scheme ("WWPS"), the Wessex Water Mirror Image Pension Scheme ("WWMIS") and the Wessex Water Executive Pension Scheme ("WWEPS"). The assets are held in separate trustee-administered funds. The pension cost charged to the income statement has been determined on the advice of independent qualified actuaries and is accrued over the service lives of the employees expected to be eligible to receive such benefits.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following assumptions were used in determining the funded status and pension charge for each period, and are determined as of the beginning of the period:

                                                          SIX MONTHS     YEAR
                                                            ENDED        ENDED
                                                          OCTOBER 2,   MARCH 31,
                                                             1998        1998
                                                          ----------   ---------
Discount rate...........................................     6.5%         8.3%
Yield on government bonds...............................     6.0          7.6
Expected return on plan assets..........................     7.5          8.5
Rate of compensation increase...........................     5.0          6.0
Pension increases after April 5, 1997...................     3.0          4.0

     The plan's funded status and related pension accrual at March 31, 1998 are as follows:

                                                             MARCH 31,
                                                               1998
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
Change in benefit obligation
  Benefit obligation at beginning of year...............      $ 186.8
  Service cost..........................................          4.6
  Interest cost.........................................         15.4
  Plan participants' contributions......................          2.1
  Termination costs.....................................          1.3
  Actuarial losses......................................         25.9
  Benefits paid.........................................         (9.4)
  Exchange movement.....................................          4.6
                                                              -------
  Benefit obligation at end of year.....................      $ 231.3
                                                              =======
Change in plan assets
  Fair value of plan assets at beginning of year........      $ 211.6
  Actual return on plan assets..........................         44.8
  Employer's contribution...............................          3.6
  Plan participants' contribution.......................          2.1
  Benefits paid.........................................         (9.4)
  Exchange difference...................................          5.0
                                                              -------
  Fair value of plan assets at end of year..............      $ 257.7
                                                              =======
  Fair value of plan assets.............................      $ 257.7
  Projected benefit obligation..........................       (231.3)
                                                              -------
  Funded status.........................................         26.4
  Unrecognized transition asset.........................         (6.2)
  Unrecognized net actuarial gain.......................        (16.6)
  Unrecognized prior service cost.......................          7.8
                                                              -------
  Prepaid benefit cost..................................      $  11.4
                                                              =======

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net periodic benefit cost includes the following components:

                                                          SIX MONTHS     YEAR
                                                            ENDED        ENDED
                                                          OCTOBER 2,   MARCH 31,
                                                             1998        1998
                                                          ----------   ---------
                                                            (IN MILLIONS OF US
                                                                 DOLLARS)
Service cost............................................     $3.1       $  4.6
Interest cost...........................................      7.4         15.4
Expected return on plan assets..........................     (9.4)       (17.9)
Recognition of transition asset.........................     (0.5)        (1.0)
Amortization of prior service cost......................      0.3          0.7
Recognized actuarial gain...............................       --           --
Curtailments............................................       --          1.3
                                                             ----       ------
Net periodic benefit cost...............................     $0.9       $  3.1
                                                             ====       ======

     The prepaid benefit accrual is included within other non-current assets in the balance sheet. The net periodic benefit cost is included within operating expenses in the income statement.

NOTE 16 -- SEGMENT AND GEOGRAPHIC INFORMATION

     Wessex's principal business is the provision of water supply and wastewater services in southwestern England. For management reporting purposes the operations are divided into three service categories: regulated water services, unregulated water services and SC Technology. Regulated water services accounted for approximately 91% and 93% of revenues for the six months ended October 2, 1998 and for the year ended March 31, 1998 respectively. Wessex's management regularly reviews financial information relating to these three service categories. The financial information provided to and reviewed by the chief operating decision maker does not include balance sheet information by segment. The financial management information is prepared using UK generally accepted accounting principles which differ in certain significant respects from US generally accepted accounting principles.

                                                      SIX MONTHS ENDED                YEAR ENDED
                                                      OCTOBER 2, 1998               MARCH 31, 1998
                                                 --------------------------   --------------------------
                                                 REGULATED                    REGULATED
                                                   WATER                        WATER
                                                 SERVICES    OTHER   TOTAL    SERVICES    OTHER   TOTAL
                                                 ---------   -----   ------   ---------   -----   ------
                                                               (IN MILLIONS OF US DOLLARS)
External revenue...............................   $213.6     $20.2   $233.8    $404.3     $32.3   $436.6
Intersegment revenue...........................       --       2.1      2.1        --        --       --
                                                  ------     -----   ------    ------     -----   ------
Total revenue..................................    213.6      22.3    235.9     404.3      32.3    436.6
Segment result.................................     95.2       5.3    100.5     221.1      10.3    231.4
Depreciation...................................     27.4       0.5     27.9      51.4       0.5     51.9

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliation of segment results to income before taxes:

                                                               SIX MONTHS         YEAR
                                                                 ENDED            ENDED
                                                               OCTOBER 2,       MARCH 31,
                                                                  1998            1998
                                                              ------------     -----------
                                                              (IN MILLIONS OF US DOLLARS)
Total segment result for reportable segments................     $100.5           $231.4
  Intersegment profit.......................................       (0.3)              --
  Head office charges.......................................       (2.8)            (5.1)
  US GAAP adjustments:
     Infrastructure renewals charge.........................        8.3             16.2
     Depreciation on infrastructure assets..................       (6.3)           (11.8)
     Other..................................................        1.1              1.6
                                                                 ------           ------
  US GAAP operating profit..................................      100.5            232.3
  Share in results of equity method investee................        5.8             13.3
  Net interest income (expense).............................       (6.1)            (8.6)
                                                                 ------           ------
  Income before tax.........................................     $100.2           $237.0
                                                                 ======           ======

NOTE 17 -- RELATED PARTY TRANSACTIONS

     At March 31, 1998,Wessex had a 50.0% interest in Wessex Waste Management Ltd. This investment is further described in Note 6. Waste Management (UK) Holdings Ltd, a subsidiary of Waste Management International, is the other 50.0% owner of Wessex Waste Management Ltd. Related party transactions with Wessex Waste Management Ltd and Waste Management International group companies for the six months ended October 2, 1998 and for the year ended March 31, 1998 were as follows:

          (a) At March 31, 1998, a loan of $6.2 million had been received by Wessex from Wessex Waste Management Ltd.

          (b) Wessex provided guarantees on loans issued by Wessex Waste Management Ltd. The maximum liability as of March 31, 1998 was $7.0 million.

     Other related party transactions are as follows:

          (c) A director of SC Technology owns certain of the assets at the company's operation in Biel, Switzerland, for which a charge was made to SC Technology of $0.2 million and $0.3 million for the six months ended October 2, 1998 and for the year ended March 31, 1998 respectively.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 18 -- COMMITMENTS AND CONTINGENCIES

LEASES

     Wessex leases certain property, plant and equipment. Commitments for minimum rentals under non-cancelable leases at March 31, 1998 are as follows:

                                                             OPERATING
                                                              LEASES
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
For the years ending March 31:
1999...................................................        $0.7
2000...................................................         0.5
2001...................................................         0.5
2002...................................................         0.5
2003...................................................         0.3
Thereafter.............................................         0.9
                                                               ----
Total minimum lease payments...........................        $3.4
                                                               ====

     Rent expense amounted to approximately $0.3 million and $0.5 million for the six months ended October 2, 1998 and for the year ended March 31, 1998 respectively.

CAPITAL EXPENDITURES

     Capital expenditure contracted but not provided at March 31, 1998 was $79.1 million.

GUARANTEES

     Wessex Water Plc has acted as guarantor for certain borrowing facilities made available to Wessex Water Services Ltd. As part of the banking arrangements, Wessex Water Plc has entered into a cross-undertaking with Wessex Water Services Ltd in relation to the latter's overdraft and related facilities.

     At March 31, 1998, Wessex Water Plc had provided guarantees on loans issued by Wessex Waste Management Ltd, the maximum liability at March 31, 1998 being $7.0 million.

     Wessex Water Plc has provided performance guarantees on behalf SC Technology on the tendering of contracts. The maximum liability as of March 31, 1998 was $4.9 million.

NOTE 19 -- SUBSEQUENT EVENTS

     On Friday July 24, 1998 Enron Corp. ("Enron") of Houston, Texas, United States, made a cash offer of 630p per share for the shares of Wessex. This offer was recommended to the stockholders by the Board of Directors of Wessex. The offer ran to August 28, 1998, but was extended to September 18, 1998 to allow the Secretary of State for Trade and Industry to consider if there should be an investigation by the Monopolies and Mergers Commission ("MMC"). On September 10, 1998 it was announced that there would be no reference to the MMC. On September 21, 1998 Enron announced that the offer had become unconditional, having received by September 18, 1998 acceptances representing 87.2 percent of all ordinary shares.

     On October 2, 1998 Enron announced that it had received acceptances representing more than 90 percent of all ordinary shares. On that same date notices were issued to the remaining Wessex ordinary shareholders, informing them that Enron intended to exercise its rights under Section 429 of the Companies Act 1985 to

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

acquire compulsorily all of the outstanding ordinary shares. The compulsory share acquisition was completed in November 1998. Offer documents were also sent to the stock option holders in the Savings-Related Share Option Scheme. The options outstanding under this scheme and the Executive Share Option Scheme were either exercised and the shares acquired by Enron, or compensation was paid to settle the liabilities under the schemes. All stock option schemes are now closed.

     On November 30, 1998, Wessex sold its interest in Wessex Waste Management Ltd to Waste Management International for $337.9 million.

     In December 1998, all of the remaining 128,339,909 redeemable preference shares were redeemed and Wessex Water Plc changed its name to Wessex Water Ltd.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 10, 11, 12 and 13 of Part III (except for information required with respect to identification of our executive officers, which is set forth under "Business -- Executive Officers of the Company" in Part I of this report) is incorporated by reference from Azurix's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules. See "Index to Consolidated Financial Statements" set forth on page 51 and "Index to Financial Statement Schedules" set forth on page 113.

     (a)(3) Exhibits:

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
          3.1            Restated Certificate of Incorporation (incorporated by
                         reference to Exhibit 3.1 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-74739))
          3.2            Restated Bylaws, as amended on December 13, 1999
                         (incorporated by reference to Exhibit 4.2 to the
                         Registrant's Registration Statement on Form S-8 (File No.
                         333-92709))
          4.1            Indenture, dated February 18, 2000, between the Registrant and Chase Bank of Texas, National Association, as Trustee
          4.2            Registration Rights Agreement, dated February 18, 2000, by and among the Registrant and the Initial Purchasers for the
                         Dollar-Denominated Senior Notes and the Initial Purchases
                         for the Sterling-Denominated Senior Notes
          4.3            Stock Restriction and Registration Rights Agreement, dated
                         June 9, 1999, between the Registrant and Atlantic Water
                         Trust
         10.1            Instrument of Appointment as a Water and Sewerage
                         Undertaker, dated August 1989, as amended, of Wessex Water
                         Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File
                         No. 333-74739))
         10.2            L425,000,000 Supplemental Agreement, dated February 25,
                         2000, for Azurix Europe Ltd arranged by Chase Manhattan Plc and Westdeutsche Landesbank Griozentrale
         10.3            L73,000,000 Amended and Restated Credit Facility Agreement,
                         dated December 17, 1998, for Azurix Europe Ltd and Bristol
                         Water Trust (incorporated by reference to Exhibit 10.3 to
                         the Registrant's Registration Statement on Form S-1 (File
                         No. 333-74739))
         10.4            Amended and Restated Trust Agreement of Atlantic Water
                         Trust, dated December 17, 1998 (incorporated by reference to
                         Exhibit 10.14 to the Registrant's Amendment No. 2 to
                         Registration Statement on Form S-1 (File No. 333-74739))
         10.5            Trust Deed, dated March 30, 1999, among Wessex Water
                         Services Finance Plc, Wessex Water Services Limited and
                         Midland Bank Plc (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 2 to Registration
                         Statement on Form S-1 (File No. 333-74739))
         10.6            Credit Agreement, dated May 1, 1999, between the Registrant and Enron
         10.7            First Amendment to Credit Agreement, dated January 4, 2000, between the Registrant and Enron
         10.8            Definitive Trust Deed and Rules of Wessex Water Executive
                         Pension Scheme, dated August 19, 1998 (incorporated by
                         reference to Exhibit 10.17 to the Registrant's Amendment No.
                         2 to Registration Statement on Form S-1 (File No.
                         333-74739))

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
         10.9            Concession Contract dated June 30, 1999, between the
                         Executive Authorities of the Province of Buenos Aires and
                         Azurix Buenos Aires S.A. (incorporated by reference to
                         Exhibit 2 to the Registrant's Amendment No. 1 to Current
                         Report on Form 8-K/A dated June 30, 1999)
         10.10           U.S.$394,000,000 Credit Agreement, dated as of June 24,
                         1999, among Azurix Buenos Aires S.A., as Borrower, and the
                         Initial Lenders named therein, as Initial Lenders, and
                         Westdentsche Landestand Girozentrale, as Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 1999)
         10.11           Cash Collateral Agreement, dated as of June 25, 1999, among the Registrant, as Pledgor, and The Chase Manhattan Bank, as
                         Collateral Agent and Collateral Securities Intermediary and
                         the other parties named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on From
                         10-Q for the quarter ended June 30, 1999)
         10.12           *Azurix Corp. 1999 Stock Plan, dated February 2, 1999
                         (incorporated by reference to Exhibit 10.4 to the
                         Registrant's Amendment No. 1 to Registration Statement on
                         Form S-1 (File No. 333-74739))
         10.13           *First Amendment to Azurix Corp. 1999 Stock Plan, dated
                         October 11, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                         quarter ended September 30, 1999)
         10.14           *Second Amendment to Azurix Corp. 1999 Stock Plan, dated
                         December 13, 1999 (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File
                         No. 333-92709))
         10.15           *Employment Agreement of Rebecca P. Mark, effective May 4,
                         1998, with Enron and First Amendment, effective February 1,
                         1999, with the Registrant and Enron (incorporated by
                         reference to Exhibit 10.9 to the Registrant's Amendment No.
                         1 to Registration Statement on Form S-1 (File No.
                         333-74739))
         10.16           *Employment Agreement of Colin F. Skellett, dated February
                         24, 1995, and First Amendment, dated December 9, 1998, with
                         Wessex Water Plc (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration
                         Statement on Form S-1 (File No. 333-74739))
         10.17           *Executive Employment Agreement of John L. Garrison, Jr.,
                         dated April 26, 1999, with the Registrant
         10.18           *Employment Agreement of Amanda K. Martin, effective January
                         1, 1998, with the Registrant and Enron Capital & Trade
                         Resources Corp. and Second Amendment, dated March 15, 1999, with the Registrant (incorporated by reference to Exhibit
                         10.11 to the Registrant's Amendment No. 1 to Registration
                         Statement on Form S-1 (File No. 333-74739))
         10.19           *Executive Employment Agreement of John C. Ale, effective
                         December 10, 1998, with the Registrant
         10.20           *Severance Agreement of Rodney L. Gray, effective November
                         30, 1999
         10.21           *Severance Agreement of Alex Kulpecz, dated November 30,
                         1999
         10.22           *Severance Agreement of Edward N. Robinson, dated February
                         15, 2000
         10.23           Cost Sharing Agreement, effective January 1, 1999, between the Registrant and Enron
         10.24           Services Agreement, dated May 1, 1999, between the
                         Registrant and Enron

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
         10.25           Non-Exclusive License Agreement, dated May 1, 1999, between the Registrant and Enron
         10.26           Business Opportunity Agreement, dated June 9, 1999, among
                         the Registrant, Atlantic Water Trust and Enron
         21              Subsidiaries of the Registrant
         23.1            Consent of Arthur Andersen LLP
         23.2            Consent of PricewaterhouseCoopers (independent accountants)
         24              Powers of Attorney
         27              Financial Data Schedule

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(d) of Form 10-K.

     (b) Reports on Form 8-K:

     A Report on Form 8-K was filed on November 12, 1999, with respect to the Registrant's financial results for the period ended September 30, 1999, and includes a discussion of its financial outlook for the fourth quarter of 1999 and the fiscal year 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

                                            AZURIX CORP.

                                            By:     /s/ REBECCA P. MARK
                                              ----------------------------------
                                                       Rebecca P. Mark
                                              Name: Rebecca P. Mark
                                              Title: Director, Chairman and
                                                     Chief
                                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ REBECCA P. MARK                   Director, Chairman and Chief     March 28, 2000
-----------------------------------------------------    Executive Officer (Principal
                   Rebecca P. Mark                       Executive Officer)

                /s/ RODNEY L. FALDYN                   Managing Director and Chief      March 28, 2000
-----------------------------------------------------    Accounting Officer
                  Rodney L. Faldyn                       (Principal Accounting
                                                         Officer)

               /s/ ANDREA L. MAINELLI                  Managing Director, Finance and   March 28, 2000
-----------------------------------------------------    Acting Chief Financial
                 Andrea L. Mainelli                      Officer (Principal Financial
                                                         Officer)

                 /s/ JOHN H. DUNCAN                    Director                         March 28, 2000
-----------------------------------------------------
                   John H. Duncan*

                 /s/ KENNETH L. LAY                    Director                         March 28, 2000
-----------------------------------------------------
                   Kenneth L. Lay*

               /s/ JEFFREY K. SKILLING                 Director                         March 28, 2000
-----------------------------------------------------
                Jeffrey K. Skilling*

                /s/ JOSEPH W. SUTTON                   Director                         March 28, 2000
-----------------------------------------------------
                  Joseph W. Sutton*

                 /s/ JOHN L. WAKEHAM                   Director                         March 28, 2000
-----------------------------------------------------
                  John L. Wakeham*

             /s/ HERBERT S. WINOKUR, JR.               Director                         March 28, 2000
-----------------------------------------------------
              Herbert S. Winokur, Jr.*

              *By: /s/ REBECCA P. MARK
  -------------------------------------------------
                   Rebecca P. Mark
      (Attorney-in-fact for persons indicated)

                                  AZURIX CORP.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Schedule I -- Condensed Financial Information of Registrant
Reports of Independent Public Accountants...................   114
Statements of Income for the period from January 29, 1998
  (Date of Inception) to December 31, 1998 and for the year
  ended December 31, 1999...................................   117
Statements of Comprehensive Loss for the period from January
  29, 1998 (Date of Inception) to December 31, 1998 and for
  the year ended December 31, 1999..........................   118
Balance Sheets at December 31, 1998 and 1999................   119
Statements of Cash Flows for the period from January 29,
  1998 (Date of Inception) to December 31, 1998 and for the
  year ended December 31, 1999..............................   120
Notes to the Financial Statements...........................   121
Schedule II -- Valuation and Qualifying Accounts............   122

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To Azurix Corp.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Azurix Corp. and subsidiaries included in this Form 10-K filing and have issued our report thereon dated March 17, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) are the responsibility of Azurix Corp.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Houston, Texas
March 17, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Wessex Water Ltd (formerly Wessex Water Plc):

     We have audited in accordance with generally accepted auditing standards, the consolidated statements of income, changes in stockholders' equity and cash flows of Wessex Water Ltd (formerly Wessex Water Plc) and subsidiaries for the period from April 1, 1998 to October 2, 1998 included in this Annual Report and have issued our report thereon dated March 12, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14(a) as related to Wessex Water Ltd (formerly Wessex Water Plc) for the period from April 1, 1998 to October 2, 1998 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   /s/ ARTHUR ANDERSEN
                                            ------------------------------------
                                                      Arthur Andersen

London, England
March 12, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the stockholder of Wessex Water Ltd (formerly Wessex Water Plc)

     In connection with our audit of the consolidated financial statements of Wessex Water Plc (now renamed Wessex Water Ltd) and its subsidiaries (the "Company") as at and for the year ended March 31, 1998, which financial statements are included in this Form 10-K filing, we have also audited Schedule II listed in Item 14(a) as it relates to Wessex Water Ltd (formerly Wessex Water
Plc) as at and for the year ended March 31, 1998. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information in respect of Wessex Water Ltd as at and for the year ended March 31, 1998 required to be included therein.

                                               /s/ PRICEWATERHOUSECOOPERS
                                            ------------------------------------
                                                   PricewaterhouseCoopers
                                                   Chartered Accountants

Bristol, England
March 12, 1999

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                              STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               JANUARY 29, 1998
                                                              (DATE OF INCEPTION)    YEAR ENDED
                                                                TO DECEMBER 31,     DECEMBER 31,
                                                                     1998               1999
                                                              -------------------   ------------
Operating revenues..........................................        $   --             $   --
                                                                    ------             ------
Operating expenses:
  Operations and maintenance................................           2.3                 --
  General and administrative................................          12.3               63.5
  Depreciation and amortization.............................           0.1                1.2
  Restructuring charge......................................            --               29.1
                                                                    ------             ------
          Total operating expenses..........................          14.7               93.8
                                                                    ------             ------
Equity in earnings of subsidiaries and affiliates...........          26.0              103.4
Other expense...............................................          (1.1)                --
Interest expense, net.......................................            --               (0.2)
                                                                    ------             ------
Income before income taxes and extraordinary loss...........          10.2                9.4
                                                                    ------             ------
Income tax benefit..........................................            --              (35.1)
                                                                    ------             ------
Income before extraordinary loss............................          10.2               44.5
                                                                    ------             ------
Extraordinary loss of subsidiary, net of tax................            --                6.8
                                                                    ------             ------
Net income..................................................        $ 10.2             $ 37.7
                                                                    ======             ======
Earnings per share of common stock before extraordinary
  loss -- basic and diluted.................................        $ 0.10             $ 0.41
                                                                    ------             ------
Earnings per share of common stock -- basic and diluted.....        $ 0.10             $ 0.34
                                                                    ======             ======
Weighted average shares outstanding -- basic and diluted....         100.0              109.7
                                                                    ======             ======

    The accompanying notes are an integral part of these condensed financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                        STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN MILLIONS)

                                                               JANUARY 29, 1998
                                                              (DATE OF INCEPTION)    YEAR ENDED
                                                                TO DECEMBER 31,     DECEMBER 31,
                                                                     1998               1999
                                                              -------------------   ------------
Net income..................................................        $ 10.2             $ 37.7
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................         (36.7)             (41.4)
  Unrealized loss on available for sale securities held by
     subsidiary.............................................            --               (0.8)
                                                                    ------             ------
Comprehensive loss..........................................        $(26.5)            $ (4.5)
                                                                    ======             ======

    The accompanying notes are an integral part of these condensed financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                                 BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Restricted cash and cash equivalents......................  $     --   $   83.6
  Other.....................................................        --        4.3
                                                              --------   --------
          Total current assets..............................        --       87.9
                                                              --------   --------
Property, plant and equipment, net..........................       2.3       17.1
Investment in and advances to subsidiaries..................   1,666.8    2,033.4
Other assets................................................       1.9       54.1
                                                              --------   --------
          Total Assets......................................  $1,671.0   $2,192.5
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable -- affiliates............................  $   18.0   $    9.7
  Accounts payable and accruals.............................       7.5       28.3
                                                              --------   --------
          Total current liabilities.........................      25.5       38.0
                                                              --------   --------
Long-term debt..............................................        --      150.0
Long-term debt -- affiliates................................        --       62.7
Stockholder's equity:
  Preferred stock...........................................        --         --
  Common stock..............................................       1.0        1.2
  Additional paid-in capital................................   1,671.0    1,972.2
  Retained earnings.........................................      10.2       47.9
  Unearned compensation.....................................        --       (0.6)
  Accumulated other comprehensive loss......................     (36.7)     (78.9)
                                                              --------   --------
          Total stockholder's equity........................   1,645.5    1,941.8
                                                              --------   --------
          Total Liabilities and Stockholder's Equity........  $1,671.0   $2,192.5
                                                              ========   ========

    The accompanying notes are an integral part of these condensed financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               JANUARY 29, 1998
                                                              (DATE OF INCEPTION)    YEAR ENDED
                                                                TO DECEMBER 31,     DECEMBER 31,
                                                                     1998               1999
                                                              -------------------   ------------
Cash used in operating activities...........................       $      --          $ (82.6)
Investing Activities:
  Investments in and advances to subsidiaries...............        (1,600.2)          (312.1)
  Capital expenditures......................................              --            (16.7)
                                                                   ---------          -------
Net cash used in investing activities.......................        (1,600.2)          (328.8)
                                                                   ---------          -------
Financing Activities:
  Proceeds from long-term borrowings........................              --            149.4
  Deposit to restricted cash and cash equivalents collateral
     accounts...............................................              --            (83.6)
  Issuance of common stock and capital contributed..........         1,600.2            300.5
  Advances from Enron.......................................              --             45.1
                                                                   ---------          -------
Net cash provided by financing activities...................         1,600.2            411.4
                                                                   ---------          -------
Change in cash and cash equivalents.........................              --               --
                                                                   ---------          -------
Cash and cash equivalents, beginning of period..............              --               --
                                                                   ---------          -------
Cash and cash equivalents, end of period....................       $      --          $    --
                                                                   =========          =======

    The accompanying notes are an integral part of these condensed financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -- GENERAL

     These condensed financial statements of Azurix reflect parent company only financial information and should be read in conjunction with the consolidated financial statements of Azurix Corp. presented elsewhere in this document.

NOTE 2 -- LONG-TERM DEBT AND LONG-TERM DEBT -- AFFILIATES

     On September 29, 1999, Azurix Corp. entered into a 364-day $150.0 million unsecured revolving credit facility with a group of banks. The facility, as subsequently amended, matures in September 2000. As of December 31, 1999, $150.0 million was outstanding under the facility and the borrowings were primarily used to reduce other debt obligations and finance acquisitions. The weighted average interest rate on borrowings outstanding under this facility at December 31, 1999 was 7.7%. Azurix used a portion of the proceeds from the long-term notes issued in February 2000 to repay all amounts outstanding under this facility (see Note 3). Accordingly, the borrowings under this facility at December 31, 1999 have been reclassified as long-term. Azurix terminated the facility in March 2000.

     Effective May 1, 1999, Azurix entered into a credit agreement with Enron, which was amended as of January 24, 2000. Under this agreement Enron, will loan funds to Azurix for general, administrative and operating expenses. As of December 31, 1999, $53.3 million was outstanding under this credit agreement. The credit agreement terminates on the earlier of December 15, 2001 or 90 days following the date that Enron does not own or have the power to vote at least one-third of Azurix's capital stock ordinarily entitled to vote for the election of directors and fewer than one-third of our directors are officers, directors or employees of Enron. The total commitment under the credit agreement will not exceed $60 million, $120 million and $180 million at any time during calendars years 1999, 2000 and 2001, respectively. Advances under the credit agreement bear interest at the federal funds rate plus 1.50%. The effective interest rate on these borrowings in 1999 was 6.8%. Amounts borrowed under the credit agreement may be prepaid, in full or in part, at any time during the term of the credit agreement.

     In June 1999, a loan agreement was entered into with a shareholder. The principal amount is limited to $25.0 million and the balance outstanding at December 31, 1999 was $8.8 million. Individual loans made under the agreement mature in 2009 and are non-interest bearing.

NOTE 3 -- SUBSEQUENT EVENT

     In February 2000, Azurix issued U.S. dollar and U.K. pounds sterling senior subordinated notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and L100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.8 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds are available for general corporate purposes.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

AZURIX CORP.

                                                     ADDITION
                                                    RELATED TO    ADDITIONS
                                  BALANCE AT        ACQUISITION   CHARGED TO                CURRENCY     BALANCE AT
                               JANUARY 29, 1998      OF WESSEX    COSTS AND                 EXCHANGE    DECEMBER 31,
                              (DATE OF INCEPTION)    WATER PLC     EXPENSES    WRITEOFFS   DIFFERENCE       1998
                              -------------------   -----------   ----------   ---------   ----------   ------------
Allowance for Doubtful
  Accounts..................          $--               4.9          1.7         (0.2)        (0.1)         $6.3

                                                   ADDITIONS
                                                   RELATED TO    ADDITIONS
                                                  ACQUISITIONS   CHARGED TO                CURRENCY     BALANCE AT
                                 BALANCE AT          DURING      COSTS AND                 EXCHANGE    DECEMBER 31,
                              DECEMBER 31, 1998       1999        EXPENSES    WRITEOFFS   DIFFERENCE       1999
                              -----------------   ------------   ----------   ---------   ----------   ------------
Allowance for Doubtful
  Accounts..................        $6.3              25.0          13.3        (3.7)        (0.2)        $40.7

                                  1999                     CHARGED TO    BALANCE AT
                              RESTRUCTURING                  ASSET      DECEMBER 31,
                                 CHARGE         PAYMENTS    ACCOUNTS        1999
                              -------------     --------   ----------   ------------
Restructuring Liability:
Severance and related
  payroll burden............      $18.8          $(2.3)      $   --        $16.5
Asset impairments...........       15.4             --        (15.4)          --
                                  -----          -----       ------        -----
                                  $34.2          $(2.3)      $(15.4)       $16.5
                                  =====          =====       ======        =====

WESSEX WATER PLC (NOW RENAMED WESSEX WATER LTD.)

                                                 ADDITIONS
                                                 CHARGED TO                CURRENCY    BALANCE AT
                                BALANCE AT       COSTS AND                 EXCHANGE    OCTOBER 2,
                              MARCH 31, 1998      EXPENSES    WRITEOFFS   DIFFERENCE      1998
                              --------------     ----------   ---------   ----------   -----------
Allowance for Doubtful
  Accounts..................       $5.9             1.7          (2.7)        --          $ 4.9

                                                 ADDITIONS
                                                 CHARGED TO                CURRENCY
                                BALANCE AT       COSTS AND                 EXCHANGE      BALANCE AT
                              MARCH 31, 1997      EXPENSES    WRITEOFFS   DIFFERENCE   MARCH 31, 1998
                              --------------     ----------   ---------   ----------   --------------
Allowance for Doubtful
  Accounts..................      $ 4.3              4.4         (3.0)       0.2           $ 5.9

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
          3.1            Restated Certificate of Incorporation (incorporated by
                         reference to Exhibit 3.1 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-74739))
          3.2            Restated Bylaws, as amended on December 13, 1999
                         (incorporated by reference to Exhibit 4.2 to the
                         Registrant's Registration Statement on Form S-8 (File No.
                         333-92709))
          4.1            Indenture, dated February 18, 2000, between the Registrant and Chase Bank of Texas, National Association, as Trustee
          4.2            Registration Rights Agreement, dated February 18, 2000, by and among the Registrant and the Initial Purchasers for the
                         Dollar-Denominated Senior Notes and the Initial Purchases
                         for the Sterling-Denominated Senior Notes
          4.3            Stock Restriction and Registration Rights Agreement, dated
                         June 9, 1999, between the Registrant and Atlantic Water
                         Trust
         10.1            Instrument of Appointment as a Water and Sewerage
                         Undertaker, dated August 1989, as amended, of Wessex Water
                         Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File
                         No. 333-74739))
         10.2            L425,000,000 Supplemental Agreement, dated February 25,
                         2000, for Azurix Europe Ltd arranged by Chase Manhattan Plc and Westdeutsche Landesbank Griozentrale
         10.3            L73,000,000 Amended and Restated Credit Facility Agreement,
                         dated December 17, 1998, for Azurix Europe Ltd and Bristol
                         Water Trust (incorporated by reference to Exhibit 10.3 to
                         the Registrant's Registration Statement on Form S-1 (File
                         No. 333-74739))
         10.4            Amended and Restated Trust Agreement of Atlantic Water
                         Trust, dated December 17, 1998 (incorporated by reference to
                         Exhibit 10.14 to the Registrant's Amendment No. 2 to
                         Registration Statement on Form S-1 (File No. 333-74739))
         10.5            Trust Deed, dated March 30, 1999, among Wessex Water
                         Services Finance Plc, Wessex Water Services Limited and
                         Midland Bank Plc (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 2 to Registration
                         Statement on Form S-1 (File No. 333-74739))
         10.6            Credit Agreement, dated May 1, 1999, between the Registrant and Enron
         10.7            First Amendment to Credit Agreement, dated January 4, 2000, between the Registrant and Enron
         10.8            Definitive Trust Deed and Rules of Wessex Water Executive
                         Pension Scheme, dated August 19, 1998 (incorporated by
                         reference to Exhibit 10.17 to the Registrant's Amendment No.
                         2 to Registration Statement on Form S-1 (File No.
                         333-74739))
         10.9            Concession Contract dated June 30, 1999, between the
                         Executive Authorities of the Province of Buenos Aires and
                         Azurix Buenos Aires S.A. (incorporated by reference to
                         Exhibit 2 to the Registrant's Amendment No. 1 to Current
                         Report on Form 8-K/A dated June 30, 1999)
         10.10           U.S.$394,000,000 Credit Agreement, dated as of June 24,
                         1999, among Azurix Buenos Aires S.A., as Borrower, and the
                         Initial Lenders named therein, as Initial Lenders, and
                         Westdentsche Landestand Girozentrale, as Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 1999)
         10.11           Cash Collateral Agreement, dated as of June 25, 1999, among the Registrant, as Pledgor, and The Chase Manhattan Bank, as
                         Collateral Agent and Collateral Securities Intermediary and
                         the other parties named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on From
                         10-Q for the quarter ended June 30, 1999)

        EXHIBIT
        NUMBER:                                    EXHIBIT
        -------                                    -------
         10.12           *Azurix Corp. 1999 Stock Plan, dated February 2, 1999
                         (incorporated by reference to Exhibit 10.4 to the
                         Registrant's Amendment No. 1 to Registration Statement on
                         Form S-1 (File No. 333-74739))
         10.13           *First Amendment to Azurix Corp. 1999 Stock Plan, dated
                         October 11, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                         quarter ended September 30, 1999)
         10.14           *Second Amendment to Azurix Corp. 1999 Stock Plan, dated
                         December 13, 1999 (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (File
                         No. 333-92709))
         10.15           *Employment Agreement of Rebecca P. Mark, effective May 4,
                         1998, with Enron and First Amendment, effective February 1,
                         1999, with the Registrant and Enron (incorporated by
                         reference to Exhibit 10.9 to the Registrant's Amendment No.
                         1 to Registration Statement on Form S-1 (File No.
                         333-74739))
         10.16           *Employment Agreement of Colin F. Skellett, dated February
                         24, 1995, and First Amendment, dated December 9, 1998, with
                         Wessex Water Plc (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration
                         Statement on Form S-1 (File No. 333-74739))
         10.17           *Executive Employment Agreement of John L. Garrison, Jr.,
                         dated April 26, 1999, with the Registrant
         10.18           *Employment Agreement of Amanda K. Martin, effective January
                         1, 1998, with the Registrant and Enron Capital & Trade
                         Resources Corp. and Second Amendment, dated March 15, 1999, with the Registrant (incorporated by reference to Exhibit
                         10.11 to the Registrant's Amendment No. 1 to Registration
                         Statement on Form S-1 (File No. 333-74739))
         10.19           *Executive Employment Agreement of John C. Ale, effective
                         December 10, 1998, with the Registrant
         10.20           *Severance Agreement of Rodney L. Gray, effective November
                         30, 1999
         10.21           *Severance Agreement of Alex Kulpecz, dated November 30,
                         1999
         10.22           *Severance Agreement of Edward N. Robinson, dated February
                         15, 2000
         10.23           Cost Sharing Agreement, effective January 1, 1999, between the Registrant and Enron
         10.24           Services Agreement, dated May 1, 1999, between the
                         Registrant and Enron
         10.25           Non-Exclusive License Agreement, dated May 1, 1999, between the Registrant and Enron
         10.26           Business Opportunity Agreement, dated June 9, 1999, among
                         the Registrant, Atlantic Water Trust and Enron
         21              Subsidiaries of the Registrant
         23.1            Consent of Arthur Andersen LLP
         23.2            Consent of PricewaterhouseCoopers (independent accountants)
         24              Powers of Attorney
         27              Financial Data Schedule