Form 10-Q
period 2000-03-31
AZURIX CORP
filed 2000-05-15
CIK 1080205

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


 FOR THE QUARTER ENDED MARCH 31, 2000            COMMISSION FILE NO. 001-15065

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   TITLE OF CLASS                         OUTSTANDING AT APRIL 30, 2000

    Common Stock                                     117,207,176



================================================================================

                                  AZURIX CORP.
                                      INDEX



                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Income for the three months ended
     March 31, 1999 and 2000 (unaudited)....................................................................   2

   Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited).......................   3

   Consolidated Statements of Cash Flows for the three months ended
     March 31, 1999 and 2000 (unaudited)....................................................................   4

   Notes to Consolidated Financial Statements (unaudited)...................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................  13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................  14

Item 6.  Exhibits and Reports on Form 8-K...................................................................  14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AZURIX CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                -------------------------------

                                                                   1999                 2000
                                                                ----------           ----------

Operating revenues ...................................          $    116.9           $    194.6
Operating expenses:
  Operations and maintenance .........................                31.2                 82.6
  General and administrative .........................                23.2                 36.5
  Depreciation and amortization ......................                23.3                 31.6
                                                                ----------           ----------
          Total operating expenses ...................                77.7                150.7
                                                                ----------           ----------
Operating income .....................................                39.2                 43.9
                                                                ----------           ----------
Other income (expense):
  Equity in earnings of unconsolidated affiliates ....                 0.2                  0.9
  Interest expense, net ..............................               (14.9)               (28.1)
                                                                ----------           ----------
Income before minority interest and income taxes .....                24.5                 16.7
                                                                ----------           ----------
Minority interest ....................................                  --                 (0.6)

Income tax expense ...................................                 8.4                  5.9
                                                                ----------           ----------
Net income ...........................................          $     16.1           $     11.4
                                                                ==========           ==========
Earnings per share of common stock - basic and diluted          $     0.16           $     0.10
                                                                ==========           ==========

Weighted average shares outstanding:
       Basic .........................................               100.0                117.1
                                                                ==========           ==========
       Diluted .......................................               100.0                117.6
                                                                ==========           ==========








             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                  AZURIX CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)




                                                   ASSETS

                                                                                        DECEMBER 31,      MARCH 31,
                                                                                            1999            2000
                                                                                         ----------      ----------
                                                                                                        (UNAUDITED)
Current assets:

  Cash and cash equivalents ........................................................     $     27.2      $     31.4
  Restricted cash and cash equivalents .............................................          464.2           491.7
  Trade receivables (net of allowance for doubtful accounts
     of $40.7 and $46.5, respectively) .............................................          115.7           119.2
  Unbilled receivables .............................................................           32.5            38.0
  Other ............................................................................           69.7            57.2
                                                                                         ----------      ----------
          Total current assets .....................................................          709.3           737.5
                                                                                         ----------      ----------
Property, plant and equipment, at cost .............................................        2,559.1         2,625.0
Less accumulated depreciation ......................................................          (90.4)         (115.7)
                                                                                         ----------      ----------
          Property, plant and equipment, net .......................................        2,468.7         2,509.3
                                                                                         ----------      ----------
Investments in and advances to unconsolidated affiliates ...........................          110.4           114.0
Concession intangibles, net ........................................................          451.3           448.2
Goodwill, net ......................................................................        1,029.6         1,016.9
Other assets .......................................................................           81.1           109.6
                                                                                         ----------      ----------
          Total Assets .............................................................     $  4,850.4      $  4,935.5
                                                                                         ==========      ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals ....................................................     $    236.0      $    204.2
  Deferred income ..................................................................           54.6            23.4
  Accrued taxes ....................................................................           21.1            28.5
  Short-term debt ..................................................................          602.2           604.7
  Current maturities of long-term debt .............................................           35.0            32.7
                                                                                         ----------      ----------
          Total current liabilities ................................................          948.9           893.5
                                                                                         ----------      ----------
Long-term debt .....................................................................        1,301.9         1,401.1
Long-term debt - affiliates ........................................................          180.0           218.8
Deferred income taxes ..............................................................          443.3           455.2
Other long-term liabilities ........................................................           31.2            32.8
                                                                                         ----------      ----------
          Total liabilities ........................................................        2,905.3         3,001.4
                                                                                         ----------      ----------
Commitments and contingencies (Note 4)
Minority interest ..................................................................            3.3             2.6
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized ...................             --              --
  Common stock, $0.01 par value, 500,000,000 shares authorized, 117,221,895
      shares and 117,205,462 shares issued and outstanding, respectively ...........            1.2             1.2
  Additional paid-in capital .......................................................        1,972.2         1,972.6
  Retained earnings ................................................................           47.9            59.3
  Unearned compensation ............................................................           (0.6)           (0.4)
  Accumulated other comprehensive loss .............................................          (78.9)         (101.2)
                                                                                         ----------      ----------
          Total stockholders' equity ...............................................        1,941.8         1,931.5
                                                                                         ----------      ----------
          Total Liabilities and Stockholders' Equity ...............................     $  4,850.4      $  4,935.5
                                                                                         ==========      ==========

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                               AZURIX CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN MILLIONS)
                               (UNAUDITED)



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 1999             2000
                                                                              ----------      ----------
Operating Activities:

     Net income .........................................................     $     16.1      $     11.4
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization...................................           23.3            31.6
         Accretion and amortization of debt expenses ....................            0.5             1.2
         Deferred income taxes ..........................................            5.3             2.4
         Equity in earnings of unconsolidated affiliates ................           (0.2)           (0.9)
         Minority interest ..............................................             --            (0.6)
         Changes in operating assets and liabilities:
               (Increase) Decrease in trade receivables and other current
                  assets ................................................            9.7            (1.0)
               Decrease in current liabilities, excluding debt ..........          (44.1)          (55.6)
               Decrease in other assets .................................            0.3             6.4
               Increase (Decrease) in other long-term liabilities .......            1.6            (4.8)
                                                                              ----------      ----------
Net cash provided by (used in) operating activities .....................           12.5            (9.9)
                                                                              ----------      ----------
Investing Activities:
     Capital expenditures ...............................................          (74.5)          (85.2)
     Investments in and advances to unconsolidated affiliates ...........          (28.5)           (2.6)
     Other ..............................................................           (6.8)          (28.5)
                                                                              ----------      ----------
Net cash used in investing activities ...................................         (109.8)         (116.3)
                                                                              ----------      ----------
Financing Activities:
     Proceeds from long-term borrowings .................................          477.7           583.3
     Repayments of long-term borrowings .................................           (9.8)         (555.2)
     Net proceeds from (repayments of) short-term borrowings ............         (410.8)           62.4
     Issuance of common stock ...........................................             --             0.3
     Advances from affiliates, net of repayments ........................           48.0            40.6
                                                                              ----------      ----------
Net cash provided by financing activities ...............................          105.1           131.4
                                                                              ----------      ----------
Effect of exchange rate changes on cash .................................             --            (1.0)
                                                                              ----------      ----------
Change in cash and cash equivalents .....................................            7.8             4.2
                                                                              ----------      ----------
Cash and cash equivalents, beginning of period ..........................            5.3            27.2
                                                                              ----------      ----------
Cash and cash equivalents, end of period ................................     $     13.1      $     31.4
                                                                              ==========      ==========






           The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the period ended March 31, 2000 is not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Certain reclassifications have been made in the 1999 amounts to conform with the 2000 presentation.

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

NOTE 2 - LONG-TERM DEBT AND LONG-TERM DEBT - AFFILIATES

         In February 2000, Azurix issued U.S. dollar and U.K. pounds sterling senior subordinated notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and (pound)100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.4 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions and to enter into transactions with affiliates, or sell assets to, or merge with, another entity.

                                  AZURIX CORP.

         As of March 31, 2000, Azurix, through Wessex, had, among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $119.4 million of borrowing capacity. No amounts were drawn at December 31, 1999. As a result of borrowings during the quarter ended March 31, 2000, the balance outstanding under these facilities at March 31, 2000 was $57.3 million.

         During the quarter ended March 31, 2000, Azurix increased its borrowings under its credit agreement with Enron by $40.6 million, to $93.9 million. Amounts outstanding under the credit agreement may not exceed $120 million and $180 million at any time during calendar years 2000 and 2001, respectively.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for income taxes and interest expense is as follows:


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 -------------------------------
                                                                     1999              2000
                                                                 --------------    -------------
                                                                           (IN MILLIONS)

Income taxes ............................................           $     12.6     $      1.9
Interest expense (net of amounts capitalized) ...........                 12.8           46.0

NON-CASH TRANSACTION

         During the first quarter of 2000, Azurix acquired assets by entering into capital leases totaling approximately $3.4 million.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Azurix is party to a lawsuit styled Synagro Technologies, Inc. v Azurix Corp., in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 1, 2000, Synagro announced that it had entered into an agreement to purchase BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix of an agreement to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. Azurix intends to continue to defend these actions vigorously and intends to continue to pursue its claims for damages resulting from Synagro's interference with Azurix's negotiations to acquire BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its results of operations or financial position.

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

                                  AZURIX CORP.

NOTE 5 - EARNINGS PER SHARE

         The numerators in the basic and diluted earnings per share calculations are equal. A reconciliation of the denominators is as follows:



                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 -------------------------
                                                                                   1999               2000
                                                                                 ----------     ----------
                                                                                        (IN MILLIONS)
Denominator:
  Weighted average shares - basic ..........................................          100.0          117.1
  Effect of dilutive securities:
     Non-vested restricted stock ...........................................             --            0.1
     Stock options .........................................................             --            0.4
                                                                                 ----------     ----------
  Weighted average shares - diluted ........................................          100.0          117.6
                                                                                 ==========     ==========


NOTE 6 - COMPREHENSIVE LOSS

    Comprehensive loss includes the following for the periods indicated:

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 --------------------------
                                                                                   1999               2000
                                                                                 ----------      ----------
                                                                                        (IN MILLIONS)
  Net income ...............................................................     $     16.1      $     11.4
  Other comprehensive loss:
      Foreign currency translation adjustment ..............................          (46.9)          (21.7)
      Unrealized loss on available for sale securities .....................             --            (0.6)
                                                                                 ----------      ----------
  Comprehensive loss .......................................................     $    (30.8)     $    (10.9)
                                                                                 ==========      ==========


NOTE 7 - RESTRUCTURING CHARGE

         In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix announced a plan to restructure its operations, which resulted in Azurix recording a one-time pretax expense totaling $34.2 million in the fourth quarter of 1999. The restructuring plan includes reducing personnel, reducing its leased office space and eliminating other costs relating to the pursuit of concessions in certain regions.

         The restructuring plan involves the elimination of 206 employee positions working in the concession acquisition effort. As of March 31, 2000, 128 employees had been terminated pursuant to the restructuring plan. Azurix expects that the restructuring actions will be completed by the end of the second quarter of 2000. The restructuring liability has been classified in "Accounts payable and accruals" on the Consolidated Balance Sheets and is being funded through cash provided by operating activities and borrowings under credit agreements.

                                  AZURIX CORP.

         Amounts related to the restructuring liability are shown in the following table:


                                                 BALANCE AT    FIRST QUARTER        FOREIGN      BALANCE AT
                                                DECEMBER 31,        2000            EXCHANGE      MARCH 31,
                                                    1999          PAYMENTS         DIFFERENCE        2000
                                                ------------   -------------       ----------    ----------
                                                                       (IN MILLIONS)
       Severance and related
         payroll burden..........                $ 16.5          $  (5.6)             $ (0.1)        $ 10.8
                                                 ======          =======              ======         ======

NOTE 8 - STOCK PLAN

         In March 2000, Azurix granted 1,743,580 stock options to its employees at an exercise price per share of $7.5625. Of this amount, 600,000 stock options will vest over a period of three to four years and 1,143,580 stock options will vest in six years, unless accelerated vesting occurs due to Azurix Corp. meeting or exceeding a Board of Directors approved annual financial performance target.

NOTE 9 - SUBSEQUENT EVENTS

         At March 31, 2000, Azurix had restricted cash and cash equivalents of $413.7 million on deposit in a cash collateral account that secured a $394.0 million bank loan to an Azurix subsidiary that was used to fund the Buenos Aires concession acquisition. In April 2000, Azurix used $415.5 million of the amounts on deposit in the cash collateral account to repay the entire amount of the bank loan of $394.0 million and related interest of $19.7 million. The bank loan was classified on the Consolidated Balance Sheets as "Short-term debt." The remaining $1.8 million on deposit in the cash collateral account was deposited into a non-restricted cash account.

         During April 2000, residents of the city of Bahia Blanca, Argentina and surrounding areas began noticing unpleasant taste and odor in their water supply, which is provided by Azurix Buenos Aires, S.A. The taste and odor were traced to a substance released by algae that have grown to high levels in a reservoir operated by an agency of the Province of Buenos Aires and that had entered the local water supply. On becoming aware of the cause of the unpleasant taste and odor, Azurix Buenos Aires instituted measures that have restored the taste and odor to acceptable levels. Tests performed by government officials as well as Azurix Buenos Aires have shown that there were no harmful biological or toxic substances in the water supply, and provincial officials have stated publicly that there was no danger to public health. Algae levels in the reservoir continue to be high, however, and therefore issues of taste, odor and color may recur.

         Before the situation was corrected, at the request of government officials, Azurix Buenos Aires acquired water from other sources for delivery in trucks and bottles to residents in Bahia Blanca. Azurix Buenos Aires has agreed with the provincial regulatory agency not to bill residential customers for water services for a 23-day period during which the taste and odor of supplied water were allegedly unsatisfactory, although the regulatory agency has approved billing industrial and commercial customers for water and all customers for wastewater services during this time. Because this situation has occurred only recently, we have not completed an analysis of the impact on costs and revenues caused by these actions.

                                  AZURIX CORP.

         Under the Azurix Buenos Aires' concession agreement with the province, an agency of the province was required to construct works to remove algae from the water. The algae-removing works had not been completed or tested before this incident occurred. International experts have advised Azurix Buenos Aires that conventional algae removal facilities and reservoir operations would have prevented the algae from entering the water system. Azurix Buenos Aires believes the events in Bahia Blanca resulted directly from the provincial agency's failure to deliver functioning algae removal works as required under the agreement and intends to seek reimbursement or other compensation from the province for all costs and forgone revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the information contained in the Consolidated Financial Statements of Azurix and related notes thereto, contained herein, as well as the Consolidated Financial Statements of Azurix and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999.

RECENT DEVELOPMENT

         During April 2000, residents of the city of Bahia Blanca, Argentina and surrounding areas began noticing unpleasant taste and odor in their water supply, which is provided by Azurix Buenos Aires, S.A. The taste and odor were traced to a substance released by algae that have grown to high levels in a reservoir operated by an agency of the Province of Buenos Aires and that had entered the local water supply. On becoming aware of the cause of the unpleasant taste and odor, Azurix Buenos Aires instituted measures that have restored the taste and odor to acceptable levels. Tests performed by government officials as well as Azurix Buenos Aires have shown that there were no harmful biological or toxic substances in the water supply, and provincial officials have stated publicly that there was no danger to public health. Algae levels in the reservoir continue to be high, however, and therefore issues of taste, odor and color may recur.

         Before the situation was corrected, at the request of government officials, Azurix Buenos Aires acquired water from other sources for delivery in trucks and bottles to residents in Bahia Blanca. Azurix Buenos Aires has agreed with the provincial regulatory agency not to bill residential customers for water services for a 23-day period during which the taste and odor of supplied water were allegedly unsatisfactory, although the regulatory agency has approved billing industrial and commercial customers for water and all customers for wastewater services during this time. Because this situation has occurred only recently, we have not completed an analysis of the impact on costs and revenues caused by these actions.

         Under the Azurix Buenos Aires' concession agreement with the province, an agency of the province was required to construct works to remove algae from the water. The algae-removing works had not been completed or tested before this incident occurred. International experts have advised Azurix Buenos Aires that conventional algae removal facilities and reservoir operations would have prevented the algae from entering the water system. Azurix Buenos Aires believes the events in Bahia Blanca resulted directly from the provincial agency's failure to deliver functioning algae removal works as required under the agreement and intends to seek reimbursement or other compensation from the province for all costs and forgone revenues.

NEW ACCOUNTING PRONOUNCEMENT

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

1999 RESTRUCTURING CHARGE

         In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix announced a plan to restructure its operations, which resulted in Azurix recording a one-time pretax expense totaling $34.2 million in the fourth quarter of 1999. The restructuring plan includes reducing personnel, reducing its leased office space and eliminating other costs relating to the pursuit of concessions in certain regions. The restructuring liability is being funded through cash provided by operating activities and borrowings under credit agreements. See
Note 7 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Operating revenues for the three months ended March 31, 2000 of $194.6 million, increased $77.7 million, or 66%, when compared to the three months ended March 31, 1999. The increase resulted primarily from revenue from acquisitions that occurred after the three months ended March 31, 1999.

         Operations and maintenance expense for the three months ended March 31, 2000 of $82.6 million, increased $51.4 million, or 165%, when compared to the three months ended March 31, 1999. The increase resulted primarily from operating and maintenance expense of acquisitions that occurred after the three months ended March 31, 1999 and was partially offset by lower operating costs from Wessex's unregulated activities.

         General and administrative expense for the three months ended March 31, 2000 of $36.5 million, increased $13.3 million, or 57%, when compared to the three months ended March 31, 1999. The increase resulted primarily from general and administrative expense of acquisitions that occurred after the three months ended March 31, 1999.

         Depreciation and amortization expense for the three months ended March 31, 2000 of $31.6 million, increased $8.3 million, or 36%, when compared to the three months ended March 31, 1999. The increase resulted primarily from depreciation and amortization expense associated with acquisitions that occurred after the three months ended March 31, 1999 and higher depreciation and amortization expense at Wessex resulting from its capital investment program.

         Interest expense for the three months ended March 31, 2000 of $28.1 million, increased $13.2 million, or 89%, when compared to the three months ended March 31, 1999. The increase was primarily due to increased borrowings used to fund acquisitions that occurred after the three months ended March 31, 1999 and higher cost of debt resulting from the issuance of Azurix's senior subordinated notes in February 2000 which refinanced lower cost short-term debt.

         The effective tax rate for the three months ended March 31, 2000 and March 31, 1999 was 34%. Income tax expense for the three months ended March 31, 2000 of $5.9 million, decreased $2.5 million, or 30%, when compared to the three months ended March 31, 1999, primarily as a result of the changes in pretax income discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Azurix's cash used in operating activities for the three months ended March 31, 2000 was $9.9 million. Included in this amount was the payment of $28.1 million of interest on senior unsecured bonds issued by Wessex in 1999. Interest payments on these bonds are made annually in March of each year. In addition, cash receipts from Wessex customers are lower in the first quarter of each year as a result of their billing cycle. Invoices for non-metered customers are mailed once a year for the billing cycle April 1 through March 31. Customers pay these invoices under various payment plans that result in the receipt of the majority of cash payments for the billing cycle, by the end of the fourth quarter of each fiscal year. Cash used in investing activities for the period was $116.3 million and was comprised primarily of capital expenditures of $85.2 million. Cash provided by financing activities for the period was $131.4 million and primarily resulted from net borrowings during the quarter.

         As of March 31, 2000, Azurix had a working capital deficit of $156.0 million, compared to a working capital deficit of $239.6 million at December 31, 1999. Of the working capital deficit at March 31, 2000, $188.4 million is related to borrowings outstanding or secured by the Azurix Europe revolving credit facility that terminates in 2002. The Azurix Europe revolving credit facility contains a provision permitting banks, with two-thirds or more of the commitments, to terminate the facility at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Azurix has no knowledge of the lenders' intent to exercise this right; however, the existence of this provision requires amounts outstanding under the facility to be classified as short-term debt under generally accepted accounting principles.

         In addition, at March 31, 2000, $23.4 million of the working capital deficit related to funds received from customers in advance of providing services that are reflected on the Consolidated Balance Sheet as deferred income. This component of the working capital deficit does not require the use of cash, but is recognized in income over the period in which the services are provided. Azurix, and Wessex, its predecessor company, has during the past several years, operated with a working capital deficit as part of its normal business practice.

         As of March 31, 2000, Azurix, through Wessex, had, among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $119.4 million of borrowing capacity. No amounts were drawn at December 31, 1999. As a result of borrowings during the quarter ended March 31, 2000, the balance outstanding under these facilities at March 31, 2000 was $57.3 million.

         Azurix's credit agreement with Enron provides $180 million of liquidity to fund general, administrative and operating expenses through December 2001. During the three months ended March 31, 2000, borrowings outstanding under this credit agreement increased $40.6 million to $93.9 million. The principal amount outstanding under the credit agreement is limited to no more than $120 million and $180 million at any time during calendar years 2000 and 2001, respectively.

         In February 2000, Azurix issued U.S. dollar and U.K. pounds sterling senior subordinated notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and (pound)100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.4 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions and to enter into transactions with affiliates, or sell assets to, or merge with, another entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Azurix is exposed to market risks, particularly changes in U.S. and international interest rates and changes in currency exchange rates as measured against the functional currencies in which it operates. Azurix engages in hedging programs aimed at limiting the impact of significant and sudden fluctuations, but there can be no assurance that such an approach will be successful. Factors that could impact the effectiveness of its hedging programs include the accuracy of revenue forecasts, volatility of the currency and interest rate markets and the availability of hedging instruments. Azurix utilizes swap contracts to manage interest rate risk. Currency exchange rate risk is the result of transactions that are denominated in a currency other than the functional currencies in which Azurix operates. The primary purpose of Azurix's foreign currency hedging activities is to manage the volatility associated with currency exchange rates. Azurix manages these risks by utilizing derivative financial instruments for non-trading purposes. Azurix enters into currency or interest rate contracts for the sole purpose of hedging an existing or anticipated exposure, not for speculation. Azurix's accounting policies for, and the significant terms of, derivative financial instruments are described in
Note 1 and Note 8, respectively, to the Consolidated Financial Statements included in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999.

         Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 1999, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $19,000, respectively. At March 31, 2000, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $9,000, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and in the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q may constitute "forward-looking statements" as such term is defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions may identify such forward-looking statements. Important factors that could cause actual results to differ materially from those described in the forward-looking statements include the following: political developments in foreign countries; the ability to enter new water and wastewater markets in the United States and in other jurisdictions; the timing and extent of deregulation of water resource markets in the United States and in other countries; regulatory developments in the United States and in other countries, including tax and environmental legislation and regulation; the timing and extent of efforts by governments to privatize water and wastewater industries; the timing and extent of changes in non-U.S. currencies and interest rates; the extent of success in securing new service contracts, acquiring water and wastewater assets and developing and managing water resources; Azurix's ability to access the debt and equity markets during periods covered by the forward-looking statements; regulatory developments affecting the purchase and sale of water resources; acceptance and utilization by buyers and sellers of an internet marketplace for water transfers; Azurix's ability to enter into, and retain, strategic relationships with governmental and quasi-governmental agencies; increased competition and technological changes in the internet-based marketplace; Azurix's ability to hire and train, in a highly competitive market, individuals highly skilled in the internet and e-commerce and other factors discussed elsewhere in this Form 10-Q and in Azurix's other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As previously reported in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999, and other filings, Azurix is party to a lawsuit styled Synagro Technologies, Inc. v Azurix Corp., in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 1, 2000, Synagro announced that it had entered into an agreement to purchase BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix of an agreement to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. Azurix intends to continue to defend these actions vigorously and intends to continue to pursue its claims for damages resulting from Synagro's interference with Azurix's negotiations to acquire BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          EXHIBIT
          NUMBER:      EXHIBIT

           27          Financial Data Schedule (included only in the electronic filing of this document).

     (b)  Reports on Form 8-K:

         A Report on Form 8-K was filed on January 28, 2000, whereby the Registrant filed its press release dated January 26, 2000, regarding its intention to offer U.S. dollar and U.K. pound sterling denominated Senior Notes due 2007 and U.S. dollar denominated Senior Notes due 2010 in an aggregate amount of $500,000,000.

         A Report on Form 8-K was filed on February 15, 2000, whereby the Registrant filed its press release dated February 11, 2000, regarding its intention to sell U.S. $240 million and U.K. (pound)100 million aggregate principal amount of 10 3/8% Senior Notes due 2007 and U.S. $200 million aggregate principal amount of 10 3/4% Senior Notes due 2010.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AZURIX CORP.





Date: May 12, 2000                             By: /s/ J. Michael Anderson
                                                   ----------------------------
                                                    Managing Director and
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)
                                                 (Principal Financial Officer)

                               INDEX TO EXHIBITS


          EXHIBIT
          NUMBER:      EXHIBIT

           27          Financial Data Schedule (included only in the electronic filing of this document).