Form 10-Q
period 2000-06-30
AZURIX CORP
filed 2000-08-14
CIK 1080205

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


FOR THE QUARTER ENDED JUNE 30, 2000                COMMISSION FILE NO. 001-15065

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


       Registrant's telephone number, including area code: (713) 646-6001


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                           -------  -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         TITLE OF CLASS                     OUTSTANDING AT JULY 31, 2000

          Common Stock                               117,333,765

================================================================================

                                  AZURIX CORP.
                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Income for the three months and six months ended
     June 30, 1999 and 2000 (unaudited)..............................................................   2

   Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited).................   3

   Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and 2000 (unaudited)..............................................................   4

   Notes to the Consolidated Financial Statements (unaudited)........................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................  16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................  17

Item 4.  Submission of Matters to Vote of Security Holders...........................................  17

Item 6.  Exhibits and Reports on Form 8-K............................................................  18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AZURIX CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                                  ----------------------          -----------------------
                                                                   1999           2000              1999           2000
                                                                  -------        -------          --------        -------

Operating revenues..............................................  $ 131.3        $ 189.2          $  248.2        $ 383.8
Operating expenses:
   Operations and maintenance...................................     37.5           91.4              68.7          174.0
   General and administrative...................................     32.0           34.8              55.2           71.3
   Depreciation and amortization................................     24.1           30.9              47.4           62.5
                                                                  -------        -------          --------        -------
       Total operating expenses.................................     93.6          157.1             171.3          307.8
                                                                  -------        -------          --------        -------
Operating income................................................     37.7           32.1              76.9           76.0
                                                                  -------        -------          --------        -------
Other income (expense):
   Equity in earnings of unconsolidated affiliates..............      0.3            2.3               0.5            3.2
   Interest expense, net.................................... ...    (15.4)         (29.9)            (30.3)         (58.0)
                                                                  -------        -------          --------        -------
Income before minority interest, income taxes and
   extraordinary item...........................................     22.6            4.5              47.1           21.2
                                                                  -------        -------          --------        -------
Minority interest...............................................       --           (0.6)               --           (1.2)
Income tax expense..............................................      2.4            2.1              10.8            8.0
                                                                  -------        -------          --------        -------
Income before extraordinary item................................     20.2            3.0              36.3           14.4
                                                                  -------        -------          --------        -------
Extraordinary loss, net of income tax benefit of $3.0...........      6.8             --               6.8             --
                                                                  -------        -------          --------        -------
Net income......................................................  $  13.4        $   3.0          $   29.5        $  14.4
                                                                  =======        =======          ========        =======
Earnings per share of common stock:
     Before extraordinary item..................................  $  0.19        $  0.03          $   0.36        $  0.12
     Extraordinary loss.........................................    (0.06)           --              (0.07)            --
                                                                  -------        -------          --------        -------
     Basic and diluted earnings per share.......................  $  0.13        $  0.03          $   0.29        $  0.12
                                                                  =======        =======          ========        =======
Weighted average shares outstanding:
     Basic......................................................    104.1          117.1             102.1          117.1
                                                                  =======        =======          ========        =======
     Diluted....................................................    104.6          117.3             102.4          117.4
                                                                  =======        =======          ========        =======








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                                        DECEMBER 31,     JUNE 30,
                                                                                           1999            2000
                                                                                        -----------      --------
                                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents..........................................................    $   27.2       $   24.2
  Restricted cash and cash equivalents...............................................       464.2           96.8
  Trade receivables (net of allowance for doubtful accounts
     of $40.7 and $49.1, respectively)...............................................       115.7          135.2
  Unbilled receivables...............................................................        32.5           33.0
  Prepaid expenses...................................................................        39.2           52.4
  Other..............................................................................        30.5           28.1
                                                                                         --------       --------
          Total current assets.......................................................       709.3          369.7
                                                                                         --------       --------
Property, plant and equipment, at cost...............................................     2,559.1        2,567.3
Less accumulated depreciation........................................................       (90.4)        (130.3)
                                                                                         --------       --------
          Property, plant and equipment, net.........................................     2,468.7        2,437.0
                                                                                         --------       --------
Investments in and advances to unconsolidated affiliates.............................       110.4          111.4
Concession intangibles, net..........................................................       451.3          446.9
Goodwill, net........................................................................     1,029.6          976.6
Other assets.........................................................................        81.1          136.2
                                                                                         --------       --------
          Total Assets...............................................................    $4,850.4       $4,477.8
                                                                                         ========       ========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals......................................................    $  236.0       $  230.5
  Deferred income....................................................................        54.6           34.6
  Accrued taxes......................................................................        21.1           29.4
  Short-term debt....................................................................       602.2          242.7
  Current maturities of long-term debt...............................................        35.0           32.9
                                                                                         --------       --------
          Total current liabilities..................................................       948.9          570.1
                                                                                         --------       --------
Long-term debt.......................................................................     1,301.9        1,350.1
Long-term debt - affiliates..........................................................       180.0          226.4
Deferred income taxes................................................................       443.3          444.2
Other long-term liabilities..........................................................        31.2           31.1
                                                                                         --------       --------
          Total liabilities..........................................................     2,905.3        2,621.9
                                                                                         --------       --------
Commitments and contingencies (Note 6)
Minority interest...............................................................              3.3            1.9
Stockholders' equity:

  Preferred stock, $0.01 par value, 50,000,000 shares authorized.....................          --             --
  Common stock, $0.01 par value, 500,000,000 shares authorized, 117,221,895
      shares and 117,269,896 shares issued and outstanding, respectively.............         1.2            1.2
  Additional paid-in capital.........................................................     1,972.2        1,972.5
  Retained earnings..................................................................        47.9           62.3
  Unearned compensation..............................................................        (0.6)          (0.3)
  Accumulated other comprehensive loss..........................................            (78.9)        (181.7)
                                                                                         --------       --------
          Total stockholders' equity.................................................     1,941.8        1,854.0
                                                                                         --------       --------
          Total Liabilities and Stockholders' Equity.................................    $4,850.4       $4,477.8
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

                                  AZURIX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ----------------------------
                                                                                      1999               2000
                                                                                    ---------          ---------
Operating Activities:
    Net income....................................................................  $    29.5          $    14.4
    Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation and amortization.............................................       47.4                    62.5
        Accretion and amortization of debt expenses and write-off of
           deferred financing costs...............................................       10.5                2.8
        Deferred income taxes.....................................................        6.1                1.3
        Equity in earnings of unconsolidated affiliates...........................       (0.5)              (3.2)
        Minority interest........................................................          --               (1.2)
        Changes in operating assets and liabilities:
           (Increase) Decrease in trade receivables and other current assets......        7.2              (40.3)
           Decrease in current liabilities, excluding debt........................      (14.7)              (1.9)
           Increase in other assets...............................................      (40.2)              (1.8)
           Increase (Decrease) in other long-term liabilities.....................        2.4               (0.9)
                                                                                    ---------          ---------
Net cash provided by operating activities.........................................       47.7               31.7
                                                                                    ---------          ---------
Investing Activities:
    Capital expenditures..........................................................     (139.8)            (153.2)
    Investments in and advances to unconsolidated affiliates .....................      (29.1)              (2.6)
    Business acquisitions, net of cash acquired...................................     (545.9)             (15.2)
    Other.........................................................................       (0.7)             (45.5)
                                                                                    ---------          ---------
Net cash used in investing activities.............................................     (715.5)            (216.5)
                                                                                    ---------          ---------
Financing Activities:
    Proceeds from long-term borrowings............................................      474.1              583.4
    Repayments of long-term borrowings............................................     (225.5)            (557.3)
    Net proceeds from (repayments of) short-term borrowings.......................      394.0             (287.1)
    Issuance of common stock......................................................      300.5                0.3
    (Deposit to) withdrawal from restricted cash and cash equivalents account.....     (395.7)             394.0
    Net proceeds from revolving credit facilities.............................. ..      137.9                 --
    Advances from affiliates, net of repayments...................................        8.4               53.9
                                                                                    ---------          ---------
Net cash provided by financing activities.........................................      693.7              187.2
                                                                                    ---------          ---------
Effect of exchange rate changes on cash...........................................       (5.9)              (5.4)
                                                                                    ---------          ---------
Change in cash and cash equivalents...............................................       20.0               (3.0)
                                                                                    ---------          ---------
Cash and cash equivalents, beginning of period....................................        5.3               27.2
                                                                                    ---------          ---------
Cash and cash equivalents, end of period..........................................  $    25.3          $    24.2
                                                                                    =========          =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts (collectively referred to as derivatives), and for hedging contracts. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of Statement of Financial Accounting Standards No. 133 to fiscal years beginning after June 15, 2000. Additionally, in June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended a limited number of accounting and reporting standards of Statement of Financial Accounting Standards No. 133. Statement of Financial Accounting Standards No. 133 may be implemented, as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Azurix is currently evaluating and has not yet determined the effect that the adoption of Statement of Financial Accounting Standards No. 133 will have on its financial statements. Azurix will adopt the statement beginning fiscal year 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Staff Accounting Bulletin No. 101B was issued in June 2000 and delays the effective date of Staff Accounting Bulletin No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Azurix is currently evaluating the impact of Staff Accounting Bulletin No. 101, but does not anticipate that application of this bulletin will have a material impact on its financial position or results of operations.

NOTE 2 - RESTRICTED CASH AND CASH EQUIVALENTS AND SHORT-TERM DEBT

    In April 2000, Azurix used $415.5 million of proceeds from a cash collateral account to repay a $394.0 million bank loan and related interest of $19.7 million. The cash collateral account was classified on the Consolidated Balance Sheets as "Restricted cash and cash equivalents" and secured the bank loan that was used to fund the Buenos Aires concession acquisition. An additional $1.8 million of the proceeds were deposited into a non-restricted cash account. The bank loan was classified on the Consolidated Balance Sheets as "Short-term debt."

    During the six months ended June 30, 2000, Azurix borrowed $45.0 million under its Azurix Europe revolving credit facility. These funds were used primarily to fund capital expenditures, acquisitions and other general corporate purposes.

NOTE 3 - LONG-TERM DEBT AND LONG-TERM DEBT -- AFFILIATES

    In February 2000, Azurix issued U.S. dollar and U.K. pound sterling senior notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and Pound Sterling 100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.3 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions and to enter into transactions with affiliates, or sell assets to, or merge with, another entity.

    As of June 30, 2000, Azurix, through Wessex, had, among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $113.5 million of borrowing capacity. No amounts were drawn at December 31, 1999. As a result of borrowings during the six months ended June 30, 2000, the balance outstanding under these facilities at June 30, 2000 was $54.5 million.

    During the six months ended June 30, 2000, Azurix increased its borrowings under its credit agreement with Enron by $50.4 million, to $103.7 million. Amounts outstanding under the credit agreement may not exceed $120 million and $180 million at any time during calendar years 2000 and 2001, respectively.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes and interest expense is as follows:

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                     1999              2000
                                                                    -------           ------
                                                                         (IN MILLIONS)
   Income taxes...................................................  $  13.4           $ 5.8
   Interest expense (net of amounts capitalized)..................     31.2            57.1

NON-CASH TRANSACTION

    During the first quarter of 2000, Azurix acquired assets by entering into capital leases totaling approximately $3.4 million.

NOTE 5 - RELATED PARTY TRANSACTION

    During the second quarter of 2000, Azurix provided certain services that included arranging, negotiating, and structuring water supply arrangements for a project being developed by an Enron subsidiary. Revenues earned during the second quarter of 2000 related to these services were $1.1 million. Under a separate agreement with the Enron subsidiary, Azurix has agreed to provide future water supply and water management services to the project for a period of approximately 25 years. Future services to be provided under this agreement are contingent upon the Enron subsidiary receiving certain government approvals to proceed with its project.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    Azurix is involved in various claims and lawsuits, the significant items of which are discussed below. Although no assurances can be given, Azurix believes, after considering appropriate reserves that have been established, that the ultimate resolution of such items will not have a material adverse effect on its results of operations or financial position.

    Azurix is party to a lawsuit styled Synagro Technologies, Inc. v. Azurix Corp. in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 1, 2000, Synagro announced that it had entered into an agreement to purchase BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix of an agreement to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and (ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. Azurix intends to continue to defend itself against Synagro's claims vigorously and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro.

    During April 2000, residents of the city of Bahia Blanca, Argentina and surrounding areas began noticing unpleasant taste and odor in their water supply, which is provided by Azurix Buenos Aires, S.A. The taste and odor were traced to a substance released by algae that had grown to higher than normal levels in a reservoir operated by an agency of the Province of Buenos Aires and that had entered the local water supply. On becoming aware of the cause of the unpleasant taste and odor, Azurix Buenos Aires instituted measures that restored the taste and odor to acceptable levels. Tests performed by government officials as well as Azurix Buenos Aires have shown that there were no harmful biological or toxic substances in the water supply, and provincial officials have stated publicly that there was no danger to public health. However, algae continue to be present in the reservoir, and therefore issues of taste, odor and color may recur.

    Before the situation was corrected, at the request of government officials, Azurix Buenos Aires acquired water from other sources for delivery in trucks and bottles to residents in Bahia Blanca. Azurix Buenos Aires has agreed with the provincial regulatory agency not to bill residential customers for water services for a 50-day period during which the taste and odor of supplied water were allegedly unsatisfactory, although the regulatory agency has approved billing industrial customers for water and all customers for wastewater services during this time. Azurix's second quarter 2000 results of operations include $3.3 million of operations and maintenance expense and $0.6 million of general and administrative expense that were incurred in responding to this situation, in addition to forgoing approximately $1.5 million in revenues for the 50-day period. Azurix also incurred $0.2 million of related capital expenditures. Under the concession contract, the provincial regulatory agency may impose penalties; however, none have been assessed as of this date.

    Under the Azurix Buenos Aires' concession agreement with the province, an agency of the province was required to construct works to remove algae from the water. The algae-removing works had not been completed or tested before this incident occurred. International experts have advised Azurix Buenos Aires that conventional algae removal facilities and reservoir operations would have prevented the algae from entering the water system. Azurix Buenos Aires believes the events in Bahia Blanca resulted directly from the provincial agency's failure to deliver functioning algae removal works as required under the agreement and is seeking reimbursement or other compensation from the province for all costs, including any penalties that may be assessed, and forgone revenues.

    Azurix is subject to extensive federal, foreign, state and local environmental laws and regulations. Azurix anticipates future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on its financial position and results of operations.

NOTE 7 - EARNINGS PER SHARE

    The numerators in the basic and diluted earnings per share calculations are equal. A reconciliation of the denominators is as follows:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                                ------------------------    -----------------------
                                                   1999          2000         1999          2000
                                                ----------     ---------    ----------     --------
                                                                  (IN MILLIONS)
Denominator:
   Weighted average shares - basic...............  104.1          117.1        102.1        117.1
Effect of dilutive securities:
   Non-vested restricted stock...................    --             0.1          --           0.2
   Stock options.................................    0.5            0.1          0.3          0.1
                                                   -----          -----        -----        -----
Weighted average shares-diluted..................  104.6          117.3        102.4        117.4
                                                   =====          =====        =====        =====


NOTE 8 - INCOME TAXES

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

NOTE 9 - EXTRAORDINARY LOSS

    In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity. Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

NOTE 10 - COMPREHENSIVE LOSS

    Comprehensive loss includes the following for the periods indicated:

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                     -------------------------     -------------------------
                                                        1999           2000           1999           2000
                                                     ----------    -----------     ----------     ----------
                                                                         (IN MILLIONS)
           Net income...............................   $ 13.4        $  3.0          $ 29.5         $ 14.4
           Other comprehensive loss:
              Foreign currency translation
                 adjustment.........................    (36.9)        (80.5)          (83.8)        (102.2)
              Unrealized loss on available
                 for sale securities................       --            --              --           (0.6)
                                                       ------        ------          ------         ------
           Comprehensive loss.......................   $(23.5)       $(77.5)         $(54.3)        $(88.4)
                                                       ======        ======          ======         ======

NOTE 11 - RESTRUCTURING CHARGE

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

    The restructuring plan involves the elimination of 206 employee positions working in the concession acquisition effort. As of June 30, 2000, 166 employees had been terminated pursuant to the restructuring plan. Azurix expects that the restructuring actions will be completed by the end of the fourth quarter of 2000. The restructuring liability has been classified in "Accounts payable and accruals" on the Consolidated Balance Sheets and is being funded through cash provided by operating activities and borrowings under credit agreements.

    Amounts related to the restructuring liability are shown in the following table:



                                                BALANCE AT                   FOREIGN     BALANCE AT
                                                DECEMBER 31       2000       EXCHANGE      JUNE 30,
                                                   1999         PAYMENTS    DIFFERENCE       2000
                                                ------------    --------    ----------    ----------
                                                                   (IN MILLIONS)
           Severance and related
           payroll burden..........               $   16.5      $  (7.8)      $  (0.2)      $    8.5
                                                  ========      =======       =======       ========

NOTE 12 - STOCK PLAN

    During the six months ended June 30, 2000, Azurix granted 1,951,870 stock options to its employees and Board of Directors at a weighted average exercise price per share of $7.5691. Of this amount, 205,200 stock options will vest over a one year period and the remainder will vest over periods of three to six years, unless accelerated vesting occurs due to Azurix Corp. meeting or exceeding a Board of Directors approved annual financial performance target.

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

RECENT DEVELOPMENTS

    During April 2000, residents of the city of Bahia Blanca, Argentina and surrounding areas began noticing unpleasant taste and odor in their water supply, which is provided by Azurix Buenos Aires, S.A. The taste and odor were traced to a substance released by algae that had grown to higher than normal levels in a reservoir operated by an agency of the Province of Buenos Aires and that had entered the local water supply. On becoming aware of the cause of the unpleasant taste and odor, Azurix Buenos Aires instituted measures that restored the taste and odor to acceptable levels. Tests performed by government officials as well as Azurix Buenos Aires have shown that there were no harmful biological or toxic substances in the water supply, and provincial officials have stated publicly that there was no danger to public health. However, algae continue to be present in the reservoir, and therefore issues of taste, odor and color may recur.

    Before the situation was corrected, at the request of government officials, Azurix Buenos Aires acquired water from other sources for delivery in trucks and bottles to residents in Bahia Blanca. Azurix Buenos Aires has agreed with the provincial regulatory agency not to bill residential customers for water services for a 50-day period during which the taste and odor of supplied water were allegedly unsatisfactory, although the regulatory agency has approved billing industrial customers for water and all customers for wastewater services during this time. Azurix's second quarter 2000 results of operations include $3.3 million of operations and maintenance expense and $0.6 million of general and administrative expense that were incurred in responding to this situation, in addition to forgoing approximately $1.5 million in revenues for the 50-day period. Azurix also incurred $0.2 million of related capital expenditures. Under the concession contract, the provincial regulatory agency may impose penalties; however, none have been assessed as of this date.

    Under the Azurix Buenos Aires' concession agreement with the province, an agency of the province was required to construct works to remove algae from the water. The algae-removing works had not been completed or tested before this incident occurred. International experts have advised Azurix Buenos Aires that conventional algae removal facilities and reservoir operations would have prevented the algae from entering the water system. Azurix Buenos Aires believes the events in Bahia Blanca resulted directly from the provincial agency's failure to deliver functioning algae removal works as required under the agreement and is seeking reimbursement or other compensation from the province for all costs, including any penalties that may be assessed, and forgone revenues.

    During the second quarter of 2000, Azurix acquired Baker Hughes Industrial Services, Inc., an industrial water and wastewater operations and engineering support company primarily serving customers in the refinery and petrochemical market. The company, subsequently renamed Azurix Industrial Operations Corp., serves as a platform for Azurix's industrial services business and adds expertise in the North American industrial services market.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts (collectively referred to as derivatives), and for hedging contracts. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of Statement of Financial Accounting Standards No. 133 to fiscal years beginning after June 15, 2000. Additionally, in June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended a limited number of accounting and reporting standards of Statement of Financial Accounting Standards No. 133. Statement of Financial Accounting Standards No. 133 may be implemented, as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Azurix is currently evaluating and has not yet determined the effect that the adoption of Statement of Financial Accounting Standards No. 133 will have on its financial statements. Azurix will adopt the statement beginning fiscal year 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Staff Accounting Bulletin No. 101B was issued in June 2000 and delays the effective date of Staff Accounting Bulletin No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Azurix is currently evaluating the impact of Staff Accounting Bulletin No. 101, but does not anticipate that application of this bulletin will have a material impact on its financial position or results of operations.

1999 RESTRUCTURING CHARGE

    In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix announced a plan to restructure its operations, which resulted in Azurix recording a one-time pretax expense totaling $34.2 million in the fourth quarter of 1999. The restructuring plan includes reducing personnel, reducing its leased office space and eliminating other costs relating to the pursuit of concessions in certain regions. The restructuring liability is being funded through cash provided by operating activities and borrowings under credit agreements. See
Note 11 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

    For the year ended December 31, 1999 and for the six months ended June 30, 2000, 73% and 55%, respectively, of Azurix's operating revenues were denominated in U.K. pound sterling. The average U.S. dollar to pound sterling exchange rate for the three months and six months ended June 30, 2000 was 1.53 and 1.57, respectively, compared to the same periods in 1999 of 1.61 and 1.62, respectively. These rates represent a decrease from 1999 to 2000 for the three months and six months ended June 30 periods of 5% and 3%, respectively. The decrease in the pound sterling exchange rates for the three months and six months ended June 30, reduced 2000 net income by approximately $1.0 and $1.5 million, respectively.

    See "Recent Developments" for a discussion of the impact on results of operations for the three months and six months ended June 30, 2000 of the Bahia Blanca water quality issue.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    Operating revenues for the three months ended June 30, 2000 of $189.2 million increased $57.9 million, or 44%, when compared to the three months ended June 30, 1999. The increase resulted primarily from acquisitions that occurred after March 31, 1999, offset partially by the impact of the Wessex rate cut that was effective April 1, 2000 and the effect of the lower current period pound sterling exchange rate.

    Operations and maintenance expense for the three months ended June 30, 2000 of $91.4 million increased $53.9 million, or 144%, when compared to the three months ended June 30, 1999. The increase resulted primarily from acquisitions that occurred after March 31, 1999, offset partially by the effect of the lower current period pound sterling exchange rate.

    General and administrative expense for the three months ended June 30, 2000 of $34.8 million increased $2.8 million, or 9%, when compared to the three months ended June 30, 1999. The increase resulted primarily from acquisitions that occurred after March 31, 1999, offset partially by a reduction in costs associated with the pursuit and support of worldwide water and wastewater privatization projects that was implemented in the fourth quarter of 1999.

    Depreciation and amortization expense for the three months ended June 30, 2000 of $30.9 million increased $6.8 million, or 28%, when compared to the three months ended June 30, 1999. The increase resulted primarily from acquisitions that occurred after March 31, 1999 and higher depreciation and amortization expense at Wessex resulting from its capital investment program, offset partially by the impact of the lower current period pound sterling exchange rate.

    Interest expense, net for the three months ended June 30, 2000 of $29.9 million increased $14.5 million, or 94%, when compared to the three months ended June 30, 1999. The increase was primarily due to increased borrowings used to fund acquisitions that occurred after March 31, 1999 and a higher cost of borrowings during the current period primarily resulting from the senior notes issued in February 2000. This was partially offset by the impact of the lower pound sterling exchange rate in the current period. As of June 30, 2000, approximately 67% of Azurix's debt was denominated in pound sterling.

    Income tax expense for the three months ended June 30, 2000 of $2.1 million decreased $0.3 million, or 13%, when compared to the three months ended June 30, 1999. The effective tax rate for the three months ended June 30, 2000 was 41% compared to the effective tax rate before extraordinary item for the three months ended June 30, 1999 of 11%. The effective tax rate for the three months ended June 30, 1999 included the effect of a reversal of a $5.1 million deferred tax valuation allowance that was recorded during 1998. As of June 30, 1999, Azurix had determined that the available evidence indicated that it was more likely than not that the deferred tax asset would be realized. Accordingly, the valuation allowance was reversed in the second quarter of 1999. Excluding the effect of the valuation allowance reversal, the effective tax rate for the three months ended June 30, 1999 was 33%.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    Operating revenues for the six months ended June 30, 2000 of $383.8 million increased $135.6 million, or 55%, when compared to the six months ended June 30, 1999. The increase resulted primarily from acquisitions that occurred during 1999, offset partially by the impact of the Wessex rate cut and the effect of the lower current period pound sterling exchange rate.

    Operations and maintenance expense for the six months ended June 30, 2000 of $174.0 million increased $105.3 million, or 153%, when compared to the six months ended June 30, 1999. The increase resulted primarily from acquisitions that occurred during 1999.

    General and administrative expense for the six months ended June 30, 2000 of $71.3 million increased $16.1 million, or 29%, when compared to the six months ended June 30, 1999. The increase resulted primarily from acquisitions that occurred during 1999, offset partially by a reduction in costs associated with the pursuit and support of worldwide water and wastewater privatization projects that was implemented in the fourth quarter of 1999.

    Depreciation and amortization expense for the six months ended June 30, 2000 of $62.5 million increased $15.1 million, or 32%, when compared to the six months ended June 30, 1999. The increase resulted primarily from depreciation and amortization expense associated with acquisitions that occurred during 1999 and higher depreciation and amortization expense at Wessex resulting from its capital investment program, offset partially by the effect of the lower current period pound sterling exchange rate.

    Interest expense, net for the six months ended June 30, 2000 of $58.0 million increased $27.7 million, or 91%, when compared to the six months ended June 30, 1999. The increase was primarily due to increased borrowings used to fund acquisitions that occurred during 1999 and a higher cost of borrowings during the current period primarily resulting from the senior notes issued in February 2000. This was partially offset by the impact of the lower pound sterling exchange rate in the current period. As of June 30, 2000, approximately 67% of Azurix's debt was denominated in pound sterling.

    Income tax expense for the six months ended June 30, 2000 of $8.0 million decreased $2.8 million, or 26%, when compared to the six months ended June 30, 1999. The effective tax rate for the six months ended June 30, 2000 was 36% compared to the effective tax rate before extraordinary item for the six months ended June 30, 1999 of 23%. Excluding the effect of the valuation allowance reversal, the effective tax rate for the six months ended June 30, 1999 was 34%.

LIQUIDITY AND CAPITAL RESOURCES

    Azurix's cash provided by operating activities for the six months ended June 30, 2000 was $31.7 million. Included in this amount was the payment of $28.1 million of interest on senior unsecured bonds issued by Wessex in 1999. Interest payments on these bonds are made annually in March of each year. Cash used in investing activities for the period was $216.5 million and was comprised primarily of capital expenditures and business acquisitions which totaled $168.4 million. Cash provided by financing activities for the period was $187.2 million and primarily resulted from net borrowings during the period.

    As of June 30, 2000, Azurix had a working capital deficit of $200.4 million, compared to a working capital deficit of $239.6 million at December 31, 1999. Of the working capital deficit at June 30, 2000, $224.0 million is related to borrowings outstanding or secured by the Azurix Europe revolving credit facility that terminates in 2002. The Azurix Europe revolving credit facility contains a provision permitting banks, with two-thirds or more of the commitments, to terminate the facility at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Azurix has no knowledge of the lenders' intent to exercise this right; however, the existence of this provision requires amounts outstanding under the facility to be classified as short-term debt under generally accepted accounting principles.

    In addition, at June 30, 2000, $34.6 million of the working capital deficit related to funds received from customers in advance of providing services that are reflected on the Consolidated Balance Sheet as deferred income. This component of the working capital deficit does not require the use of cash, but is recognized in income over the period in which the services are provided. Azurix, and Wessex, its predecessor company, has during the past several years, operated with a working capital deficit as part of its normal business practice.

    In February 2000, the Azurix Europe revolving credit facility was amended so that Azurix Europe may borrow a portion of the facility capacity in a manner allowing for its use by Azurix for general corporate purposes. The capacity is denominated in UK pound sterling and at June 30, 2000 was equivalent to $363.1 million. That portion of the facility capacity was repaid in its entirety with a portion of the proceeds from the senior notes issued in February 2000. Subsequent to that date in 2000, Azurix borrowed $45.0 million under this revolving credit facility that was used primarily to fund capital expenditures, acquisitions and other general corporate purposes.

    As of June 30, 2000, Azurix, through Wessex, had, among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $113.5 million of borrowing capacity. No amounts were drawn at December 31, 1999. As a result of borrowings during the six months ended June 30, 2000, the balance outstanding under these facilities at June 30, 2000 was $54.5 million.

    Azurix's credit agreement with Enron provides $180 million of liquidity to fund general, administrative and operating expenses through December 2001. During the six months ended June 30, 2000, borrowings outstanding under this credit agreement increased $50.4 million to $103.7 million. The principal amount outstanding under the credit agreement is limited to no more than $120 million and $180 million at any time during calendar years 2000 and 2001, respectively.

    In February 2000, Azurix issued U.S. dollar and U.K. pound sterling senior notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and Pound Sterling 100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Estimated net proceeds after underwriter's discount and other estimated offering costs were $583.3 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions and to enter into transactions with affiliates, or sell assets to, or merge with, another entity.

    Azurix estimates that required capital expenditures, primarily related to its ownership of water and wastewater concessions, will be approximately $1.7 billion for the period 2000 to 2004. Azurix intends to finance its projected capital expenditures for its existing businesses principally with internally generated funds and proceeds under existing long-term and short-term borrowing arrangements and future financing arrangements.

    In addition to Azurix's short-term debt, as of June 30, 2000 it has approximately $192.2 million of long-term debt that matures before the end of 2004. Azurix's existing liquidity capacity under the credit agreement with Enron, the Wessex committed bank facilities and the Azurix Europe revolving credit facility mature in December 2001, April 2002 and May 2002, respectively. Azurix anticipates that it will need to renew, refinance or replace these facilities when they mature. If Azurix is not successful in these efforts, it will need to raise capital through other means, which may include issuing additional equity or disposing of assets.

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

    Azurix uses J.P. Morgan's RiskMetricsTM system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 1999, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $19,000, respectively. At June 30, 2000, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $7,000, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and in the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

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

                           PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    As previously reported in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999, and other filings, Azurix is party to a lawsuit styled Synagro Technologies, Inc. v. Azurix Corp. in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 1, 2000, Synagro announced that it had entered into an agreement to purchase BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix of an agreement to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and
(ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. Azurix intends to continue to defend itself against Synagro's claims vigorously and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its results of operations or financial position.

    ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    On June 13, 2000, Azurix held its Annual Meeting of Shareholders. At that meeting, three proposals were submitted to a vote of Azurix's shareholders. The proposals submitted were: (1) to elect two directors to a term of office expiring at the Annual Meeting of Shareholders in 2003; (2) to approve and adopt the Azurix Corp. 1999 Stock Plan in order to qualify grants under the plan as performance-based compensation; and (3) to ratify the appointment of Arthur Andersen LLP as Azurix's auditors for the year ending December 31, 2000. Each of the nominees was elected to the Board of Directors and each of the proposals was approved by the shareholders at the meeting.

    The following table sets forth the results of the voting on each of the proposals (including, with respect to the election of directors, the results of the voting with respect to each nominee):

                                                                           NUMBER OF VOTES
                                                                                                    BROKER
                       PROPOSAL                               FOR          AGAINST      ABSTAIN    NON-VOTE
                       --------                               ---          -------      -------    --------
1.    Election of Directors
        John H. Duncan...............................     107,868,571       274,540          --         --
        Joseph W. Sutton.............................     107,884,667       258,444          --         --

2.    Approval of Azurix Corp. 1999 Stock Plan.......     100,335,452     7,743,204      64,455         --

3.    Ratification of Arthur Andersen LLP as
        auditors for year ending December 31, 2000...     107,955,009       149,975      38,127         --

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:                     DESCRIPTION
              ------                      -----------
               10.1 Azurix Corp. 1999 Stock Plan, as amended and restated effective June 13, 2000.

               10.2 First Amendment to Executive Employment Agreement of John L. Garrison, Jr., dated June 1, 2000, with the Registrant.

               27 Financial Data Schedule (included only in the electronic filing of this document).

         (b)  Reports on Form 8-K:

              None.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AZURIX CORP.





Date: August 14, 2000                 By:     /s/ J. Michael Anderson
                                         ---------------------------------------
                                                 Managing Director and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX


      EXHIBIT
      NUMBER                       DESCRIPTION
      -------                      -----------
       10.1        Azurix Corp. 1999 Stock Plan, as amended and restated
                   effective June 13, 2000.

       10.2        First Amendment to Executive Employment Agreement of
                   John L. Garrison, Jr., dated June 1, 2000, with the
                   Registrant.

       27 Financial Data Schedule (included only in the electronic filing of this document).
