Form 10-Q
period 2000-09-30
AZURIX CORP
filed 2000-11-14
CIK 1080205

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2000           COMMISSION FILE NO. 001-15065

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          TITLE OF CLASS                     OUTSTANDING AT OCTOBER 31, 2000

           Common Stock                                117,334,100

================================================================================

                                  AZURIX CORP.
                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Income (Loss) for the three months and nine months ended
     September 30, 1999 and 2000 (unaudited)................................................................   2

   Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000 (unaudited)...................   3

   Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1999 and 2000 (unaudited)................................................................   4

   Notes to the Consolidated Financial Statements (unaudited)...............................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................  18

Information Regarding Forward looking Statements............................................................  18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................  19

Item 6.  Exhibits and Reports on Form 8-K...................................................................  20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AZURIX CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                   ----------------------      ----------------------
                                                                     1999          2000          1999          2000
                                                                   --------      --------      --------      --------
Operating revenues ...........................................     $  170.5      $  183.7      $  418.7      $  567.5
Operating expenses:
   Operations and maintenance ................................         67.1          91.6         135.8         265.6
   General and administrative ................................         27.6          36.2          82.8         107.5
   Depreciation and amortization .............................         28.5          33.9          75.9          96.4
                                                                   --------      --------      --------      --------
       Total operating expenses ..............................        123.2         161.7         294.5         469.5
                                                                   --------      --------      --------      --------
Operating income .............................................         47.3          22.0         124.2          98.0
                                                                   --------      --------      --------      --------
Other income (expense):
   Equity in earnings of unconsolidated affiliates ...........          0.4           1.6           0.9           4.8
   Gain on sale of asset .....................................           --           2.5            --           2.5
   Interest income ...........................................          7.7           3.5          11.8          20.5
   Interest expense ..........................................        (27.9)        (34.3)        (62.3)       (109.3)
                                                                   --------      --------      --------      --------
Income (Loss) before minority interest, income taxes and
   extraordinary item ........................................         27.5          (4.7)         74.6          16.5
                                                                   --------      --------      --------      --------
Minority interest ............................................         (0.5)         (0.4)         (0.5)         (1.6)
Income tax expense (benefit) .................................          9.2          (0.7)         20.0           7.3
                                                                   --------      --------      --------      --------
Income (Loss) before extraordinary item ......................         18.8          (3.6)         55.1          10.8
                                                                   --------      --------      --------      --------
Extraordinary loss, net of income tax benefit of $3.0 ........           --            --           6.8            --
                                                                   --------      --------      --------      --------
Net income (loss) ............................................     $   18.8      $   (3.6)     $   48.3      $   10.8
                                                                   ========      ========      ========      ========
Earnings (Loss) per share of common stock:
     Before extraordinary item ...............................     $   0.16      $  (0.03)     $   0.51      $   0.09

     Extraordinary loss ......................................           --            --         (0.06)           --
                                                                   --------      --------      --------      --------
     Basic and diluted earnings (loss) per share .............     $   0.16      $  (0.03)     $   0.45      $   0.09
                                                                   ========      ========      ========      ========
Weighted average shares outstanding:
     Basic ...................................................        117.1         117.2         107.1         117.2
                                                                   ========      ========      ========      ========
     Diluted .................................................        118.0         117.2         107.6         117.4
                                                                   ========      ========      ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                     ASSETS
                                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                                       1999          2000
                                                                                   ------------   -------------
                                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents ....................................................     $   27.2      $   39.1
  Restricted cash and cash equivalents .........................................        464.2          94.6
  Trade receivables (net of allowance for doubtful accounts
     of $40.7 and $52.3, respectively) .........................................        115.7         134.9
  Unbilled receivables .........................................................         32.5          42.7
  Prepaid expenses .............................................................         39.2          60.6
  Other ........................................................................         30.5          29.6
                                                                                     --------      --------
          Total current assets .................................................        709.3         401.5
                                                                                     --------      --------
Property, plant and equipment, at cost .........................................      2,559.1       2,607.7
Less accumulated depreciation ..................................................        (90.4)       (171.1)
                                                                                     --------      --------
          Property, plant and equipment, net ...................................      2,468.7       2,436.6
                                                                                     --------      --------
Investments in and advances to unconsolidated affiliates .......................        110.4         114.4
Concession intangibles, net ....................................................        451.3         445.3
Goodwill, net ..................................................................      1,029.6         965.0
Other assets ...................................................................         81.1         132.6
                                                                                     --------      --------
          Total Assets .........................................................     $4,850.4      $4,495.4
                                                                                     ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals ................................................     $  236.0      $  230.3
  Deferred income ..............................................................         54.6          22.1
  Accrued taxes ................................................................         21.1          32.6
  Short-term debt ..............................................................        602.2         317.7
  Current maturities of long-term debt .........................................         35.0          33.6
                                                                                     --------      --------
          Total current liabilities ............................................        948.9         636.3
                                                                                     --------      --------
Long-term debt .................................................................      1,301.9       1,329.2
Long-term debt - affiliates ....................................................        180.0         230.0
Deferred income taxes ..........................................................        443.3         449.5
Other long-term liabilities ....................................................         31.2          33.6
                                                                                     --------      --------
          Total liabilities ....................................................      2,905.3       2,678.6
                                                                                     --------      --------
Commitments and contingencies (Note 6)

Minority interest ..............................................................          3.3           6.3
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized ...............           --            --
  Common stock, $0.01 par value, 500,000,000 shares authorized, 117,221,895
      shares and 117,334,100 shares issued and outstanding, respectively .......          1.2           1.2
  Additional paid-in capital ...................................................      1,972.2       1,973.2
  Retained earnings ............................................................         47.9          58.7
  Unearned compensation ........................................................         (0.6)         (0.2)
  Accumulated other comprehensive loss .........................................        (78.9)       (222.4)
                                                                                     --------      --------
          Total stockholders' equity ...........................................      1,941.8       1,810.5
                                                                                     --------      --------
          Total Liabilities and Stockholders' Equity ...........................     $4,850.4      $4,495.4
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

                                  AZURIX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       --------------------
                                                                                         1999         2000
                                                                                       -------      -------
Operating Activities:
    Net income ...................................................................     $  48.3      $  10.8
    Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation and amortization ............................................        75.9         96.4
        Accretion and amortization of debt expenses and write-off of
           deferred financing costs ..............................................        10.9          4.7
        Deferred income taxes ....................................................        10.0         (1.5)
        Equity in earnings of unconsolidated affiliates ..........................        (0.9)        (4.8)
        Minority interest ........................................................        (0.5)        (1.6)
        Gain on sale of asset ....................................................          --         (2.5)
        Changes in operating assets and liabilities:
           Increase in trade receivables and other current assets ................       (18.1)       (67.2)
           Decrease in current liabilities, excluding debt .......................        (3.8)        (7.8)
           (Increase) Decrease in other assets ...................................       (67.3)         1.2
           Increase in other long-term liabilities ...............................         2.4          3.5
                                                                                       -------      -------
Net cash provided by operating activities ........................................        56.9         31.2
                                                                                       -------      -------
Investing Activities:
    Capital expenditures .........................................................      (202.5)      (221.7)
    Proceeds from sale of asset ..................................................          --          5.4
    Investments in and advances to unconsolidated affiliates .....................       (27.9)        (2.8)
    Business acquisitions, net of cash acquired ..................................      (630.2)       (16.3)
    Other ........................................................................        (0.7)       (44.6)
                                                                                       -------      -------
Net cash used in investing activities ............................................      (861.3)      (280.0)
                                                                                       -------      -------
Financing Activities:
    Proceeds from long-term borrowings ...........................................       474.1        594.4
    Repayments of long-term borrowings ...........................................      (249.0)      (573.3)
    Net proceeds from (repayments of) short-term borrowings ......................       418.5       (402.1)
    (Deposit to) withdrawal from restricted cash and cash equivalents account ....      (395.7)       394.0
    Net proceeds from revolving credit facilities ................................       232.2        192.1
    Advances from affiliates, net of repayments ..................................        33.1         60.0
    Contribution to subsidiary from minority shareholder .........................          --          4.5
    Issuance of common stock .....................................................       300.5          1.0
                                                                                       -------      -------
Net cash provided by financing activities ........................................       813.7        270.6
                                                                                       -------      -------
Effect of exchange rate changes on cash ..........................................        (0.7)        (9.9)
                                                                                       -------      -------
Change in cash and cash equivalents ..............................................         8.6         11.9
                                                                                       -------      -------
Cash and cash equivalents, beginning of period ...................................         5.3         27.2
                                                                                       -------      -------
Cash and cash equivalents, end of period .........................................     $  13.9      $  39.1
                                                                                       =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                  AZURIX CORP.

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

    In February 2000, the Azurix Europe revolving facility was amended so that Azurix Europe may borrow a portion of the facility capacity in a manner allowing for its use by Azurix for general corporate purposes. Such capacity is denominated in U.K. pound sterling and at September 30, 2000 was equivalent to $354.9 million. That portion of the facility capacity was repaid in its entirety with a portion of the proceeds from the senior notes issued in February 2000 (see Note 3). As of September 30, 2000, Azurix had outstanding borrowings of $118.0 million under that portion of the facility available for use by Azurix for general corporate purposes. These borrowings were used primarily to fund capital expenditures, acquisitions and other general corporate purposes.

NOTE 3 - LONG-TERM DEBT AND LONG-TERM DEBT -- AFFILIATES

    In February 2000, Azurix issued U.S. dollar and U.K. pound sterling senior notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and (pound)100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Net proceeds after underwriters' discount and other offering costs were $583.1 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions and to enter into transactions with affiliates, or sell assets to, or merge with, another entity.

    As of September 30, 2000, Azurix, through Wessex, had, among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $110.9 million of borrowing capacity. The balance outstanding under these facilities at September 30, 2000 was $53.2 million. There were no borrowings outstanding at December 31, 1999 under these facilities.

    During the nine months ended September 30, 2000, Azurix increased its borrowings under its credit agreement with Enron by $56.6 million, to $109.9 million. Amounts outstanding under the credit agreement may not exceed $120 million and $180 million at any time during calendar years 2000 and 2001, respectively.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes and interest expense is as follows:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
                                                                   1999        2000
                                                                 -------     -------
                                                                    (IN MILLIONS)
   Income taxes ............................................     $  14.5     $   5.1
   Interest expense (net of amounts capitalized) ...........        47.2        87.1

                                  AZURIX CORP.

NON-CASH TRANSACTION

    During the nine months ended September 30, 2000, Azurix acquired assets by entering into capital leases totaling approximately $5.4 million.

NOTE 5 - RELATED PARTY TRANSACTION

    During the second quarter of 2000, Azurix provided certain services that included arranging, negotiating and structuring water supply arrangements for a project being developed by an Enron subsidiary. Revenues earned and received during the second quarter of 2000 related to these services were $1.1 million. Under a separate agreement with the Enron subsidiary, Azurix has agreed to provide future water supply and water management services to the project for a period of approximately 25 years. Future services to be provided under this agreement are contingent upon the Enron subsidiary receiving certain government approvals to proceed with its project.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

    Azurix is involved in various claims and lawsuits, the significant items of which are discussed below. Although no assurances can be given, Azurix believes, after considering appropriate reserves that have been established and except where noted below, that the ultimate resolution of such items will not have a material adverse effect on its financial position or results of operations.

    On October 27, 2000, a lawsuit styled Thomas Turberg against Azurix Corp., Herbert S Winokur, Jr., John H. Duncan, John Wakeham, Joseph W. Sutton, Kenneth
L. Lay, Jeffrey K. Skilling, and Enron Corp., was filed in the Court of Chancery in the State of Delaware, New Castle County. The suit is a purported class action filed on behalf of Azurix's public shareholders for the purpose of enjoining a transaction proposed by Enron for taking Azurix private at a price of $7.00 for each of Azurix's publicly traded shares (see Note 13). Enron currently owns a 50% voting interest in Atlantic Water Trust, which currently owns approximately 67% of the outstanding shares of Azurix common stock, with the public shareholders owning the remainder. The letter from Enron making this proposal and the related press release issued by Azurix were filed with the Securities and Exchange Commission on October 27, 2000, as exhibits to Azurix's Current Report on Form 8-K. The suit generally alleges that the buy-out price of $7.00 per share is unconscionable and unfair and grossly inadequate and that the defendants have breached their duties of loyalty and care with respect to Azurix's public shareholders. The plaintiff seeks a judgment (i) enjoining the acquisition under the terms presently proposed; (ii) to the extent the transaction is consummated prior to a final judgment, rescinding the transaction or awarding rescissory damages to the class; (iii) directing that the defendants account to the plaintiff and the class for all damages caused to them and account for all profits and any special benefits obtained by the defendants as a result of their alleged unlawful conduct; (iv) awarding to the plaintiff the costs and disbursements of the lawsuit, including a reasonable allowance for attorney fees and expenses; and (v) granting such other and further relief as the court deems appropriate. Several similar actions have subsequently been filed in the Court of Chancery in the State of Delaware, New Castle County and an additional similar action, styled Ruthy Parnes v. John H. Duncan, Joseph W. Sutton, Jeffrey K. Skilling, John Wakeham, Kenneth L. Lay, Rebecca P. Mark, Herbert S. Winokur, Azurix Corp. and Enron Corp., has been filed in the 55th Judicial District Court of Harris County, Texas. Certain of the actions filed in the Delaware court have added Atlantic Water Trust as a defendant. Azurix intends to deny the allegations in each complaint and defend these cases vigorously. In particular, at this time Azurix has not determined whether to accept the Enron proposal. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

                                  AZURIX CORP.

    On October 6, 2000, a lawsuit styled Irving Rosenzweig, on behalf of himself and others similarly situated v. Azurix Corp., Rebecca Mark, Rodney Faldyn, Joseph Sutton, Jeffrey Skilling, Kenneth Lay, and Enron Corp., was filed in the United States District Court for the Southern District of Texas, Houston Division. The suit is a purported class action filed on behalf of those persons who purchased the common stock of Azurix during the period from June 9, 1999, the date of Azurix's initial public offering, through and including August 8, 2000. The suit generally alleges that the defendants violated Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiff contends that the defendants issued and disseminated materially false and misleading information to the plaintiff and the investing public in connection with Azurix's initial public offering and during the class period. The plaintiff seeks rescissory and/or compensatory damages, interest and costs, including attorneys and experts fees. The plaintiff also seeks extraordinary and/or injunctive relief, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to assure that plaintiffs have an effective remedy. Several similar actions have been filed in the United States District Court for the Southern District of Texas. These lawsuits are subject to the Private Securities Litigations Reform Act of 1995 and in each case the plaintiff seeks to have the action certified as a class action with plaintiff as the class representative. Azurix intends to deny the allegations in each complaint and defend these cases vigorously. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

    As previously reported in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999, and other filings, Azurix is party to a lawsuit styled Synagro Technologies, Inc. v. Azurix Corp., in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix of an agreement to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and (ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. On September 15, 2000, Azurix filed a motion for partial summary judgment on the issue of Azurix's obligation to purchase the preferred stock. The court held a hearing on this motion on October 27, 2000, and ruled against Azurix's motion. Azurix intends to continue to vigorously defend itself against Synagro's claims and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro.

    During April 2000, residents of the city of Bahia Blanca, Argentina and surrounding areas began noticing unpleasant taste and odor in their water supply, which is provided by Azurix Buenos Aires, S.A. The taste and odor were traced to a substance released by algae that had grown to higher than normal levels in a reservoir operated by an agency of the Province of Buenos Aires and that had entered the local water supply. On becoming aware of the cause of the unpleasant taste and odor, Azurix Buenos Aires instituted measures that restored the taste and odor to acceptable levels. Tests performed by government officials, as well as Azurix Buenos Aires, have shown that there were no harmful biological or toxic substances in the water supply, and provincial officials have stated publicly that there was no danger to public health. However, algae continue to be present in the reservoir, and therefore issues of taste, odor and color may recur.

    Before the situation was corrected, at the request of government officials, Azurix Buenos Aires acquired water from other sources for delivery in trucks and bottles to residents in Bahia Blanca. Azurix Buenos Aires agreed with

                                  AZURIX CORP.

the provincial regulatory agency not to bill residential customers for water services for a 50-day period during which the taste and odor of supplied water were allegedly unsatisfactory, although the regulatory agency approved billing industrial customers for water and all customers for wastewater services during this time. Azurix's second quarter 2000 results of operations include $3.3 million of operations and maintenance expense and $0.6 million of general and administrative expense that were incurred in responding to this situation, in addition to foregoing approximately $1.5 million in revenues for the 50-day period. Azurix also incurred $0.2 million of related capital expenditures. Under the concession contract, the provincial regulatory agency may impose penalties; however, none have been assessed as of this date.

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

NOTE 7 - EARNINGS PER SHARE

    The numerators in the basic and diluted earnings per share calculations are equal. A reconciliation of the denominators is as follows:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------     -----------------
                                                        1999       2000       1999       2000
                                                      -------     ------     ------     ------
                                                                      (IN MILLIONS)
Denominator:
   Weighted average shares - basic ...............      117.1      117.2      107.1      117.2
Effect of dilutive securities:
   Non-vested restricted stock ...................         --         --         --        0.1
   Stock options .................................        0.9         --        0.5        0.1
                                                       ------     ------     ------     ------
Weighted average shares - diluted ................      118.0      117.2      107.6      117.4
                                                       ======     ======     ======     ======

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

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes the following for the periods indicated:

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                            -------------------      --------------------
                                                             1999        2000         1999         2000
                                                            -------     -------      -------      -------
                                                                             (IN MILLIONS)
           Net income (loss) ..........................     $  18.8     $  (3.6)     $  48.3      $  10.8
           Other comprehensive income (loss):
              Foreign currency translation
                 adjustment ...........................        68.1       (40.8)       (15.7)      (143.0)
             Unrealized gain (loss) on available
                 for sale securities ..................          --         0.1           --         (0.5)
                                                            -------     -------      -------      -------
           Comprehensive income (loss) ................     $  86.9     $ (44.3)     $  32.6      $(132.7)
                                                            =======     =======      =======      =======

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

    The restructuring plan involves the elimination of 206 employee positions working in the concession acquisition effort. As of September 30, 2000, 166 employees had been terminated pursuant to the restructuring plan. Azurix expects that the restructuring actions will be completed by the end of the fourth quarter of 2000. The restructuring liability has been classified in "Accounts payable and accruals" on the Consolidated Balance Sheets and is being funded through cash provided by operating activities and borrowings under credit agreements.

                                  AZURIX CORP.

    Amounts related to the restructuring liability are shown in the following table:


                                                     BALANCE AT                      FOREIGN        BALANCE AT
                                                    DECEMBER 31,      2000           EXCHANGE      SEPTEMBER 30,
                                                        1999        PAYMENTS        DIFFERENCE        2000
                                                    ------------    --------        ----------     -------------
                                                                           (IN MILLIONS)
           Severance and related payroll
             burden .........................          $16.5          $(9.7)          $(0.2)          $ 6.6
                                                       =====          =====           =====           =====

NOTE 12 - STOCK PLAN

    During the nine months ended September 30, 2000, Azurix granted 2,008,870 stock options to its employees and board of directors at a weighted average exercise price per share of $7.509. Of this amount, 205,200 stock options will vest over a one year period and the remainder will vest over periods of three to six years, unless accelerated vesting occurs due to Azurix Corp. meeting or exceeding a board of directors approved annual financial performance target.

NOTE 13 - SUBSEQUENT EVENT

    On October 27, 2000, Azurix announced that its board of directors had received a proposal from Enron to provide funding to take Azurix private at a buy-out price of $7.00 per share (see Note 6). A special committee of the Azurix board of directors is evaluating the proposal and has retained two investment banking firms to advise it regarding the proposal. The special committee has not established any timetable for this process.

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

RECENT DEVELOPMENTS

    On October 27, 2000, Azurix announced that its board of directors had received a proposal from Enron to provide funding to take Azurix private at a buy-out price of $7.00 per share. A special committee of the Azurix board of directors is evaluating the proposal and has retained two investment banking firms to advise it regarding the proposal. The special committee has not established any timetable for this process. See Note 6 of the Notes to the Consolidated Financial Statements.

    On August 25, 2000, Azurix announced that Rebecca P. Mark resigned as its chairman and chief executive officer. In connection with Ms. Mark's resignation, John L. Garrison, president and chief operating officer, was elected president and chief executive officer and Herbert S. Winokur, Jr., a member of Azurix's board of directors, was elected chairman of the board of directors. Azurix also announced that it is conducting a thorough review of all of its businesses, its cost structure and its strategy to determine how to best improve financial performance and maximize shareholder value. On November 1, 2000, Joseph W. Sutton resigned as a director of Azurix, simultaneous with his resignation as an officer of Enron Corp.

    During April 2000, residents of the city of Bahia Blanca, Argentina and surrounding areas began noticing unpleasant taste and odor in their water supply, which is provided by Azurix Buenos Aires, S.A. The taste and odor were traced to a substance released by algae that had grown to higher than normal levels in a reservoir operated by an agency of the Province of Buenos Aires and that had entered the local water supply. On becoming aware of the cause of the unpleasant taste and odor, Azurix Buenos Aires instituted measures that restored the taste and odor to acceptable levels. Tests performed by government officials, as well as Azurix Buenos Aires, have shown that there were no harmful biological or toxic substances in the water supply, and provincial officials have stated publicly that there was no danger to public health. However, algae continue to be present in the reservoir, and therefore issues of taste, odor and color may recur.

    Before the situation was corrected, at the request of government officials, Azurix Buenos Aires acquired water from other sources for delivery in trucks and bottles to residents in Bahia Blanca. Azurix Buenos Aires agreed with the provincial regulatory agency not to bill residential customers for water services for a 50-day period during which the taste and odor of supplied water were allegedly unsatisfactory, although the regulatory agency approved billing industrial customers for water and all customers for wastewater services during this time. Azurix's second quarter 2000 results of operations included $3.3 million of operations and maintenance expense and $0.6 million of general and administrative expense that were incurred in responding to this situation, in addition to forgoing approximately $1.5 million in revenues for the 50-day period. Azurix also incurred $0.2 million of related capital expenditures. Under the concession contract, the provincial regulatory agency may impose penalties; however, none have been assessed as of this date.

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

RESULTS OF OPERATIONS

    For the year ended December 31, 1999 and for the nine months ended September 30, 2000, 73% and 54%, respectively, of Azurix's operating revenues were denominated in U.K. pound sterling. The average U.S. dollar to pound sterling exchange rate for the three months and nine months ended September 30, 2000 was
1.48 and 1.54, respectively, compared to the same periods in 1999 of 1.60 and 1.61, respectively. These rates represent a decrease from 1999 to 2000 for the three months and nine months ended September 30 periods of 8% and 4%, respectively. The decrease in the pound sterling exchange rates for the three months and nine months ended September 30, 2000 reduced current period net income by approximately $1.8 and $3.5 million, respectively.

    See "Recent Developments" for a discussion of the impact of the Bahia Blanca water quality issue on results of operations.

    Azurix announced on November 14, 2000 that it anticipated a loss per share in the fourth quarter of 2000 as a result of deterioration in the pound sterling exchange rate and underperformance at Azurix Buenos Aires.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Operating revenues for the three months ended September 30, 2000 of $183.7 million increased $13.2 million, or 8%, when compared to the three months ended September 30, 1999. The increase included approximately $30.0 million from acquisitions that occurred after June 30, 1999, offset partially by the impact of the Wessex rate cut, effective April 1, 2000 and the effect of the lower current period pound sterling exchange rate, which decreased current period revenues by $9.9 million and $8.0 million, respectively.

    Operations and maintenance expense for the three months ended September 30, 2000 of $91.6 million increased $24.5 million, or 37%, when compared to the three months ended September 30, 1999. The increase included approximately $21.5 million from acquisitions that occurred after June 30, 1999, offset partially by the effect of the lower current period pound sterling exchange rate, which resulted in a $1.9 million decrease from the prior period.

    General and administrative expense for the three months ended September 30, 2000 of $36.2 million increased $8.6 million, or 31%, when compared to the three months ended September 30, 1999. The increase included approximately $5.5 million from acquisitions that occurred after June 30, 1999 and approximately $3.9 million of higher costs at Azurix Buenos Aires, which primarily resulted from being at full staffing levels in the current period compared to the three months ended September 30, 1999, which immediately followed the July 1999 acquisition.

    Depreciation and amortization expense for the three months ended September 30, 2000 of $33.9 million increased $5.4 million, or 19%, when compared to the three months ended September 30, 1999. The increase included $5.4 million related to the capital expenditure programs at Wessex, Azurix Buenos Aires and corporate headquarters, and approximately $1.6 million from acquisitions that occurred after June 30, 1999. These increases were offset partially by the impact of the lower current period pound sterling exchange rate, which resulted in a $2.0 million decrease in the current period.

    During the three months ended September 30, 2000, Wessex recorded a $2.5 million gain on the sale of real estate. There were no asset sales during the three months ended September 30, 1999.

    Interest income for the three months ended September 30, 2000 of $3.5 million decreased $4.2 million, or 55%, when compared to the three months ended September 30, 1999. The decrease resulted primarily from $5.1 million of interest income earned during the prior period on restricted cash that was on deposit in a cash collateral account securing a bank loan to an Azurix subsidiary that was used to fund the Buenos Aires acquisition. The loan was repaid in April 2000 with the restricted cash proceeds. This decrease was partially offset by an increase of $1.0 million in interest income earned during the current period on restricted cash that partially secures borrowings under the Azurix Europe revolving credit facility.

    Interest expense for the three months ended September 30, 2000 of $34.3 million increased $6.4 million, or 23%, when compared to the three months ended September 30, 1999. Higher cost of borrowings during the current period, primarily resulting from the senior notes issued in February 2000, resulted in a $9.2 million increase in interest expense. This was partially offset by higher capitalized interest of $2.1 million and lower current period pound sterling exchange rate which lowered current period interest expense by $1.5 million. As of September 30, 2000, approximately 63% of Azurix's debt was denominated in pound sterling.

    Income tax expense (benefit) for the three months ended September 30, 2000 of $(0.7) million decreased $9.9 million, or 108%, when compared to the three months ended September 30, 1999. The effective tax rate for the three months ended September 30, 2000 was 16% compared to the effective tax rate for the three months ended September 30, 1999 of 33%. The decrease in the effective tax rate was due primarily to the impact of non-deductible goodwill amortization relative to lower current period pre-tax loss.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Operating revenues for the nine months ended September 30, 2000 of $567.5 million increased $148.8 million, or 36%, when compared to the nine months ended September 30, 1999. The increase included $178.7 million from acquisitions that occurred during 1999, partially offset by the Wessex rate cut and the lower current period pound sterling exchange rate, which decreased current period revenues by $13.9 million and $14.6 million, respectively.

    Operations and maintenance expense for the nine months ended September 30, 2000 of $265.6 million increased $129.8 million, or 96%, when compared to the nine months ended September 30, 1999. The increase included $131.0 million from acquisitions that occurred during 1999, offset partially by the effect of the lower current period pound sterling exchange rate, which resulted in a $3.4 million decrease from the prior period.

    General and administrative expense for the nine months ended September 30, 2000 of $107.5 million increased $24.7 million, or 30%, when compared to the nine months ended September 30, 1999. The increase included $38.2 million from acquisitions that occurred during 1999. This increase was offset partially by the effect of the lower current period pound sterling exchange rate and a reduction in costs associated with the pursuit and support of worldwide water and wastewater privatization projects that was implemented in the fourth quarter of 1999, which decreased the current period general and administrative expense by $0.9 million and $11.5 million, respectively.

    Depreciation and amortization expense for the nine months ended September 30, 2000 of $96.4 million increased $20.5 million, or 27%, when compared to the nine months ended September 30, 1999. The increase included $14.0 million from acquisitions that occurred during 1999 and $9.2 million from capital expenditure additions at Wessex and corporate headquarters. These increases were offset partially by the effect of the lower current period pound sterling exchange rate, which accounted for a decrease of approximately $3.5 million.

    Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2000 of $4.8 million increased $3.9 million when compared to the nine months ended September 30, 1999. The increase resulted primarily from higher earnings from Azurix's investment in the entity which manages and operates the water and wastewater concession for Cancun and Isla Mujeres, Mexico.

    During the nine months ended September 30, 2000, Wessex recorded a $2.5 million gain on the sale of real estate. There were no asset sales during the nine months ended September 30, 1999.

    Interest income for the nine months ended September 30, 2000 of $20.5 million increased $8.7 million, or 74%, when compared to the nine months ended September 30, 1999. The increase primarily resulted from higher average funds on deposit in interest bearing restricted cash accounts during the current period.

    Interest expense for the nine months ended September 30, 2000 of $109.3 million increased $47.0 million, or 75%, when compared to the nine months ended September 30, 1999. Higher cost of borrowings during the current period, primarily resulting from the senior notes issued in February 2000, and higher current period average borrowings outstanding, resulted in higher current period interest expense of $27.8 million and $26.4 million, respectively. This was partially offset by the lower current period sterling exchange rate which lowered current period interest expense by $2.6 million and higher current period capitalized interest of $4.6 million. As of September 30, 2000, approximately 63% of Azurix's debt was denominated in pound sterling.

    Income tax expense for the nine months ended September 30, 2000 of $7.3 million decreased $12.7 million, or 64%, when compared to the nine months ended September 30, 1999. The effective tax rate for the nine months ended September 30, 2000 was 40% compared to the effective tax rate before extraordinary item for the nine months ended September 30, 1999 of 27%. The effective tax rate for the nine months ended September 30, 1999 included the effect of a reversal of a $5.1 million deferred tax valuation allowance that was recorded during 1998. During the second quarter of 1999, Azurix had determined that the available evidence indicated that it was more likely than not that the deferred tax asset would be realized. Accordingly, the valuation allowance was reversed in the second quarter of 1999. Excluding the effect of the valuation allowance reversal, the effective tax rate for the nine months ended September 30, 1999 was 33%. The decrease in the effective tax rate was due primarily to the impact of non-deductible goodwill amortization relative to lower current period pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    Azurix's cash provided by operating activities for the nine months ended September 30, 2000 was $31.2 million. Cash used in investing activities for the period was $280.0 million and included capital expenditures and business acquisitions, which totaled $238.0 million. Cash provided by financing activities for the period was $270.6 million and primarily resulted from net borrowings during the period.

    As of September 30, 2000, Azurix had a working capital deficit of $234.8 million, compared to a working capital deficit of $239.6 million at December 31, 1999. Of the working capital deficit at September 30, 2000, $300.4 million is related to borrowings outstanding or secured by the Azurix Europe revolving credit facility that terminates in 2002. The Azurix Europe revolving credit facility contains a provision permitting banks, with two-thirds or more of the commitments, to terminate the facility at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Azurix has no knowledge of the lenders' intent to exercise this right; however, the existence of this provision requires amounts outstanding under the facility to be classified as short-term debt under generally accepted accounting principles.

    In addition, at September 30, 2000, $22.1 million of the working capital deficit related to funds received from customers in advance of providing services that are reflected on the Consolidated Balance Sheet as deferred income. This component of the working capital deficit does not require the use of cash, but is recognized in income over the period in which the services are provided. Azurix, and Wessex, its predecessor company, has during the past several years, operated with a working capital deficit as part of its normal business practice.

    In February 2000, the Azurix Europe revolving credit facility was amended so that Azurix Europe may borrow a portion of the facility capacity in a manner allowing for its use by Azurix for general corporate purposes. Such capacity is denominated in U.K. pound sterling and at September 30, 2000 was equivalent to $354.9 million. That portion of the facility capacity was repaid in its entirety with a portion of the proceeds from the senior notes issued in February 2000. As of September 30, 2000, Azurix had outstanding borrowings of $118.0 million under that portion of the facility available for use by Azurix for general corporate purposes. These borrowings were used primarily to fund capital expenditures, acquisitions and other general corporate purposes.

    As of September 30, 2000, Azurix, through Wessex, had, among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $110.9 million of borrowing capacity. The balance outstanding under these facilities at September 30, 2000 was $53.2 million. There were no borrowings outstanding at December 31, 1999 under these facilities.

    Azurix's credit agreement with Enron provides $180 million of liquidity to fund general, administrative and operating expenses through December 2001. During the nine months ended September 30, 2000, borrowings outstanding under this credit agreement increased $56.6 million to $109.9 million. The principal amount outstanding under the credit agreement is limited to no more than $120 million and $180 million at any time during calendar years 2000 and 2001, respectively.

    In February 2000, Azurix issued U.S. dollar and U.K. pound sterling senior notes with a U.S. dollar equivalent face value of $599.8 million. The senior notes consisted of $240.0 million and (pound)100.0 million, each due in 2007 and bearing an interest rate of 10 3/8% and $200.0 million due in 2010 and bearing an interest rate of 10 3/4%. Net proceeds after underwriter's discount and other offering costs were $583.1 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe revolving credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions and to enter into transactions with affiliates, or sell assets to, or merge with, another entity.

    Azurix estimates that required capital expenditures, primarily related to its ownership of water and wastewater concessions, will be approximately $1.5 billion for the period 2000 to 2004. Azurix intends to finance its projected capital expenditures for its existing businesses principally with internally generated funds and proceeds under existing long-term and short-term borrowing arrangements and future financing arrangements.

    In addition to Azurix's short-term debt, as of September 30, 2000 it had approximately $179.1 million of long-term debt and $217.8 million of long-term debt with affiliates that mature before the end of 2004. Included in these amounts are Azurix's existing liquidity capacity under the credit agreement with Enron and a $107.9 million loan with another affiliate, each of which mature in December 2001 and the Wessex committed bank facilities and the Azurix Europe revolving credit facility which mature in April 2002 and May 2002, respectively. Azurix anticipates that it will need to renew, refinance or replace the related borrowings and facilities when they mature. If Azurix is not successful in these efforts, it will need to raise capital through other means, which may include issuing additional equity or disposing of assets.

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

    Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 1999, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $19,000, respectively. At September 30, 2000, the value-at-risk estimate for foreign currency and interest rate exposure was approximately $40,000 and $5,000, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and in the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

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

    Further, with respect to the transaction proposed by Enron for taking Azurix private, there can be no assurance that a transaction ultimately will be negotiated with Enron that is acceptable to Azurix's directors or that a transaction will be concluded and, if so, what the final terms of that transaction would be.

                           PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    On October 27, 2000, a lawsuit styled Thomas Turberg against Azurix Corp., Herbert S Winokur, Jr., John H. Duncan, John Wakeham, Joseph W. Sutton, Kenneth
L. Lay, Jeffrey K. Skilling, and Enron Corp. , was filed in the Court of Chancery in the State of Delaware, New Castle County. The suit is a purported class action filed on behalf of Azurix's public shareholders for the purpose of enjoining a transaction proposed by Enron for taking Azurix private at a price of $7.00 for each of Azurix's publicly traded shares. Enron currently owns a 50% voting interest in Atlantic Water Trust, which currently owns approximately 67% of the outstanding shares of Azurix common stock, with the public shareholders owning the remainder. The letter from Enron making this proposal and the related press release issued by Azurix were filed with the Securities and Exchange Commission on October 27, 2000, as exhibits to Azurix's Current Report on Form 8-K. The suit generally alleges that the buy-out price of $7.00 per share is unconscionable and unfair and grossly inadequate and that the defendants have breached their duties of loyalty and care with respect to Azurix's public shareholders. The plaintiff seeks a judgment (i) enjoining the acquisition under the terms presently proposed; (ii) to the extent the transaction is consummated prior to a final judgment, rescinding the transaction or awarding rescissory damages to the class; (iii) directing that the defendants account to the plaintiff and the class for all damages caused to them and account for all profits and any special benefits obtained by the defendants as a result of their alleged unlawful conduct; (iv) awarding to the plaintiff the costs and disbursements of the lawsuit, including a reasonable allowance for attorney fees and expenses; and (v) granting such other and further relief as the court deems appropriate. Several similar actions have subsequently been filed in the Court of Chancery in the State of Delaware, New Castle County and an additional similar action, styled Ruthy Parnes v. John H. Duncan, Joseph W. Sutton, Jeffrey
K. Skilling, John Wakeham, Kenneth L. Lay, Rebecca P. Mark, Herbert S. Winokur, Azurix Corp. and Enron Corp., has been filed in the 55th Judicial District Court of Harris County, Texas. Certain of the actions filed in the Delaware court have added Atlantic Water Trust as a defendant. Azurix intends to deny the allegations in each complaint and defend these cases vigorously. In particular, at this time Azurix has not determined whether to accept the Enron proposal. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

    On October 6, 2000, a lawsuit styled Irving Rosenzweig, on behalf of himself and others similarly situated v. Azurix Corp., Rebecca Mark, Rodney Faldyn, Joseph Sutton, Jeffrey Skilling, Kenneth Lay, and Enron Corp., was filed in the United States District Court for the Southern District of Texas, Houston Division. The suit is a purported class action filed on behalf of those persons who purchased the common stock of Azurix during the period from June 9, 1999, the date of Azurix's initial public offering, through and including August 8, 2000. The suit generally alleges that the defendants violated Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiff contends that the defendants issued and disseminated materially false and misleading information to the plaintiff and the investing public in connection with Azurix's initial public offering and during the class period. The plaintiff seeks rescissory and/or compensatory damages, interest and costs, including attorneys and experts fees. The plaintiff also seeks extraordinary and/or injunctive relief, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to assure that plaintiffs have an effective remedy. Several similar actions have been filed in the United States District Court for the Southern District of Texas. These lawsuits are subject to the Private Securities Litigations Reform Act of 1995 and in each case the plaintiff seeks to have the action certified as a class action with plaintiff as the class representative. Azurix intends to deny the allegations in each complaint and defend these cases vigorously. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

    As previously reported in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999, and other filings, Azurix is party to a lawsuit styled Synagro Technologies, Inc. v. Azurix Corp., in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix of an agreement to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and (ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. On September 15, 2000, Azurix filed a motion for partial summary judgment on the issue of Azurix's obligation to purchase the preferred stock. The court held a hearing on this motion on October 27, 2000, and ruled against Azurix's motion. Azurix intends to continue to vigorously defend itself against Synagro's claims and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its financial position or results of operations.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
              NUMBER:      EXHIBIT

                  10.1 First Amendment to Executive Employment Agreement of John C. Ale effective October 10, 2000, with the Registrant.

                  27 Financial Data Schedule (included only in the electronic filing of this document).

         (b)  Reports on Form 8-K:

              On October 27, 2000, the Registrant filed a Current Report on Form 8-K to announce that its Board of Directors had received a proposal from Enron Corp. to provide funding to take the Registrant private at a buy-out price of $7.00 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AZURIX CORP.





Date: November 13, 2000                 By:       /s/ J. Michael Anderson
                                             -----------------------------------
                                                   Managing Director and
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer)
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS

              EXHIBIT
              NUMBER       DESCRIPTION
              ------       -----------
               10.1        First Amendment to Executive Employment Agreement of
                           John C. Ale effective October 10, 2000, with the
                           Registrant.

               27 Financial Data Schedule (included only in the electronic filing of this document).