Form 10-K405
period 2000-12-31
AZURIX CORP
filed 2001-03-30
CIK 1080205

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO. 001-15065

                                   ----------

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

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    All shares of registrant's common equity are held by affiliates of registrant. As of March 29, 2001, there were three shares of registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                TABLE OF CONTENTS



                                                                                                     Page
                                                                                                     ----
PART I
  Item 1.  Business
              General.................................................................................  1
              Our Business............................................................................  2
              Existing Azurix Assets..................................................................  3
              Regulatory Matters...................................................................... 13
              Factors that may Affect Future Results and Accuracy of Forward-Looking Statements....... 26
  Item 2.  Properties................................................................................. 31
  Item 3.  Legal Proceedings.......................................................................... 31
  Item 4.  Submission of Matters to a Vote of Security Holders........................................ 32

PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................... 33
  Item 6.  Selected Financial Data.................................................................... 33
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...... 35
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk................................. 43
  Item 8.  Financial Statements and Supplemental Data................................................. 45
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 91


PART III

  Item 10. Directors and Executive Officers of the Registrant........................................  91
  Item 11. Executive Compensation....................................................................  92
  Item 12. Security Ownership of Certain Beneficial Owners and Management............................  97
  Item 13. Certain Relationships and Related Transactions............................................  98

PART IV

  Item 14. Financial Statement Schedules and Reports on Form 8-K..................................... 102

SIGNATURES........................................................................................... 105

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Azurix is a global water company engaged in the business of owning, operating and managing water and wastewater assets, providing water and wastewater related services and developing and managing water resources. We are a holding company and conduct substantially all of our operations through our subsidiaries.

    Azurix was formed by Enron Corp., one of the world's leading electricity, natural gas and communications companies, in 1998. In December 1998, Enron contributed our company to Atlantic Water Trust, a Delaware business trust. In connection with Enron's contribution, Marlin Water Trust acquired a 50% voting interest in Atlantic Water Trust. In June 1999, we completed our initial public offering of 38,563,468 shares of common stock. Following the offering, Atlantic Water Trust owned approximately 67% of our common stock, with public shareholders owning the remainder.

    On March 16, 2001, our shareholders approved and adopted an agreement and plan of merger whereby an indirect, wholly owned subsidiary of Enron was merged into Azurix with Azurix being the surviving corporation. The merger took effect later the same day, immediately following the close of trading on the New York Stock Exchange. In the merger:

    o each issued and outstanding share of Azurix common stock, other than those shares held by Atlantic Water Trust, was cancelled and converted automatically into the right to receive $8.375 per share (rounding up the aggregate cash to be paid to each such shareholder, to the extent necessary, to the next $.01);

    o the aggregate shares of Azurix common stock held by Atlantic Water Trust were cancelled and converted into two shares of common stock of the surviving corporation in the merger;

    o the shares of stock of the Enron merger subsidiary were cancelled and converted into one share of common stock of the surviving corporation in the merger;

    o    all treasury shares were cancelled; and

    o shares of Azurix common stock held by shareholders who had perfected their appraisal rights became subject to appraisal in accordance with Delaware law.

 Therefore, Atlantic Water Trust owns two-thirds, and Enron through a wholly owned subsidiary owns one-third of our issued and outstanding common stock. Enron and Marlin Water Trust each continue to own a 50% voting interest in Atlantic Water Trust. Upon completion of the merger, our shares of common stock were delisted from the New York Stock Exchange and are no longer publicly traded.

    In addition, under the agreement and plan of merger, Azurix retired $180 million of borrowings outstanding under our credit agreement with Enron through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million and the credit agreement was cancelled. We may not redeem the preferred stock prior to the date that all of our senior notes due 2007 and 2010 have been redeemed. We must redeem the preferred stock on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of our senior notes have been redeemed.

    As disclosed in the proxy statement that we mailed to our shareholders in connection with the merger, Enron does not view Azurix as a core strategic asset. While no definitive plans have been made, we intend to pursue the potential disposal of certain of our assets provided favorable prices for those assets can be obtained.

    Our largest asset is Wessex Water Ltd, a water and wastewater company based in southwestern England, which we acquired in October 1998. Our asset portfolio also includes the following:

    o interests in long-term water and wastewater concessions in the Provinces of Buenos Aires and Mendoza, Argentina and in Cancun, Mexico

    o Azurix North America, a water and wastewater services company with operations in the United States and Canada

    o a 49% interest in Industrias del Agua, a company that provides water and wastewater related services in a portion of Mexico City, Mexico, and participates in water and wastewater projects elsewhere in Mexico

    o Geoplan, a water and wastewater services company that provides water drilling, water supply and water and wastewater treatment services in Brazil

    o Lurgi Bamag, a water and wastewater engineering services company with offices in Germany, Brazil, Egypt and the United Kingdom

    o property in Madera County, California, on which we are developing the Madera Water Bank, a ground water storage project

    As of December 31, 2000, concessions in which we own an interest and water and wastewater systems that we operate served an aggregate population of approximately 9.6 million for water and approximately 7.7 million for wastewater. The businesses in our asset portfolio currently employ approximately 5,400 individuals worldwide, with approximately 35 employees on our corporate staff in Houston.

    During the fourth quarter of 2000, due to events that occurred with respect to our Argentine assets, we reevaluated our investments in Argentina and as a result wrote down the net carrying value of our Argentine assets to their fair value. See Note 17 to the Consolidated Financial Statements.

    Azurix was incorporated in Delaware on January 29, 1998. Our principal executive offices are located at 333 Clay Street, Suite 1000, Houston, Texas 77002 and our telephone number is (713) 646-6001. Azurix maintains an internet site at www.azurix.com. Unless the context otherwise requires, when we refer to "we" or "Azurix" in this Annual Report, we mean Azurix Corp. and all of our consolidated subsidiaries.

OUR BUSINESS

    Our business is focused on the following complementary areas in the global water industry:

    o    owning, operating and managing water and wastewater assets

    o providing water and wastewater related services, including resource, operational and residuals services

OWNING, OPERATING AND MANAGING WATER AND WASTEWATER ASSETS

    We own interests in water and wastewater systems in the United Kingdom, Argentina, Mexico, the United States and Canada. These assets are described more fully under "Existing Azurix Assets." We are not currently pursuing ownership of additional water and wastewater systems.

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

    Resource Services. We believe the growing demand for drinking water has generated a need for better management of water resources. We believe that there are significant capital, technical and operational needs for this area of the water industry and that governments are increasingly turning to the private sector to manage and meet these needs. This "upstream" end of the water value chain includes the following services to water distribution systems and industrial and agricultural customers:

    o Raw water resources -- Locating, drilling and extracting water supply, developing reservoir management projects and using desalinization and other techniques to develop new supplies

    o Conveyance and storage systems -- Developing transportation and storage projects, including pipelines, aqueducts and underground storage

    Operational Services. Services for the operation of a water and wastewater system or industrial or agricultural business can involve:

    o    water treatment processes

    o    distribution of water

    o retail services, including billing, metering, collection and customer care

    o    wastewater collection

    o    wastewater treatment

    Our water related services business is currently targeting municipal and industrial customers, especially in North America, that are seeking to outsource the management of their systems or particular services. These customers generally desire a service provider with the operating experience to provide reliable water supply and wastewater treatment services and the ability to comply with more stringent regulatory requirements for water quality and environmental protection.

    Residuals Services. We provide residuals management and disposal services in various parts of the United States and Canada through land application and dewatering.

    Detail of our operating revenues and long-lived assets by geographic area is included in the Notes to Consolidated Financial Statements (see Note 20).

    The following table represents the operating revenues contributed by each of the service categories of our business for the periods indicated, although all of the operating revenues occurred after the date of the Wessex acquisition:


                                               JANUARY 29,
                                                 1998 TO       YEAR ENDED   YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                   1998          1999          2000
                                               ------------   ------------  ------------
                                                              (IN MILLIONS)
Water supply ...............................      $ 35.0         $186.0        $208.9
Wastewater services ........................        73.1          320.3         316.5
Residuals management .......................         7.2           27.1          62.5
Other ......................................         4.4           84.6         169.4
                                                  ------         ------        ------
     Total .................................      $119.7         $618.0        $757.3
                                                  ======         ======        ======

EXISTING AZURIX ASSETS

EUROPE

    Wessex. Wessex's principal business is providing water supply and wastewater services in parts of southwestern England through Wessex Water Services Limited, a wholly owned subsidiary. Wessex has a virtual monopoly over water supply and wastewater services in its region, with the exception of extensive areas around and including the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three other companies provide only water services and Wessex provides wastewater services.

    The Wessex region covers approximately 10,000 square kilometers and is predominantly rural. There are two major urban areas in the region, with Bristol and Bath in the north and Bournemouth and Poole in the south. The largest town for which Wessex provides water is Poole with a population of approximately 102,000, and the largest town for which Wessex provides wastewater services is Bristol, with a population of approximately 400,000 (approximately 800,000 including the surrounding area). For the year ended December 31, 2000, Wessex had operating revenues of approximately $415.4 million and earnings before interest, income tax, depreciation and amortization, impairment of long-lived assets and investment in unconsolidated affiliate, and minority interest of approximately $278.2 million.

    o Water Supply Services. Wessex supplies approximately 375 million liters of water per day to a population of approximately 1.2 million using its water infrastructure. The system includes approximately 138 water sources, 128 water treatment plants, 320 pumping stations, 360 storage reservoirs and 11,130 kilometers of water mains. Wessex serves approximately 519,000 domestic and commercial locations. Wessex's customer base is approximately 55% residential and 45% commercial by volume of supply.

         Wessex withdraws 78% of its water from underground sources and the remainder from reservoirs (21%) and rivers (1%). Wessex has a comprehensive network of storage reservoirs (interlinked by a regional grid), which facilitates water management during periods of low rainfall. As a result of its strong water resources, internal grid network and water management, Wessex has not enforced any restrictions on water usage in the past 24 years.

         During the year ended December 31, 2000, Wessex tested approximately 35,000 drinking water samples and achieved 99.9% compliance with the strict U.K. and European Union standards. The Office of Water Service, the industry regulator for England and Wales commonly called Ofwat, repeatedly has ranked Wessex as the most efficient operator of the privatized U.K. water and wastewater companies.

         As of December 31, 2000, Wessex had invested approximately $780 million in capital projects related to improvements in its water infrastructure since its privatization in 1989, of which over $450 million had been invested since 1993. Wessex's water supply network continues to require further investment.

    o Wastewater Services. Wessex treats on average 480 million liters of wastewater per day from a population of approximately 2.5 million through its infrastructure of approximately 360 wastewater treatment plants, 1,300 pumping stations and 15,400 kilometers of sewers. Residential customers account for approximately 86% of the volume of wastewater retrieved and commercial customers account for approximately 14%.

         Wessex's wastewater treatment plants perform above industry standards. Wastewater is collected in the wastewater system and pumped or gravitated to wastewater treatment plants where the wastewater passes through processes designed to remove biosolids and purify the wastewater. Following further processes, Wessex disposes of 70% of its biosolids to agricultural land, uses 10% in landscaping and land reclamation work and disposes of 20% in landfills. Approximately 10% of biosolids are subjected to an advanced heated drying treatment at Wessex's major wastewater treatment facility at Avonmouth, near Bristol. During 2000, Wessex commissioned similar drying facilities, referred to as biodriers, at Weston-super-Mare and is currently commissioning a biodrier at Bournemouth.

         During the year ended March 31, 2000, Wessex's wastewater treatment plants were in substantial compliance with applicable U.K. and European Union discharge standards and 99% of these plants were in 100% compliance with applicable discharge standards.

         As of December 31, 2000, Wessex had invested approximately $1.5 billion in capital projects related to improvements in its wastewater infrastructure since its privatization in 1989, of which approximately $870 million had been invested since 1993. Wessex has been upgrading many of its wastewater treatment plants to comply with European Union legislation. At some of its treatment facilities, Wessex has introduced advanced filtration technology using membranes, ultraviolet disinfection and fully enclosed underground plants in connection with the treatment of wastewater. Wessex's wastewater treatment plant at Swanage in Dorset, which was commissioned in 2000, is the largest operational plant in the world to use membrane filtration technology to process domestic wastewater to a state that is virtually bacteria and virus free.

    o Properties. Wessex manages over 2,500 installations. These include approximately 138 water sources, 128 water treatment plants, 320 clean water pumping stations, 360 storage reservoirs, 1,300 wastewater pumping stations and 358 wastewater treatment plants. The following is a list of the five largest water treatment plants operated by Wessex:


                                                                  CAPACITY
              LOCATION                                    (MILLION LITERS PER DAY)
              --------                                    ------------------------
               Maundown ...............................             72
               Upton Scudamore ........................             36
               Corfe Mullen ...........................             33
               Sturminster Marshall ...................             30
               Durleigh ...............................             30


    The following is a list of the five largest wastewater treatment plants operated by Wessex:


                                                     ESTIMATED EQUIVALENT
               LOCATION                               POPULATION SERVED
               --------                              --------------------
               Bristol (Avonmouth) .................      897,000
               Holdenhurst .........................      180,000
               Poole ...............................      159,000
               Bath (Saltford) .....................      109,000
               Bridgwater ..........................      107,000

    o Customer Charges. The U.K. Director General of Water Services sets limits on the rates Wessex may charge for its regulated water supply and wastewater treatment businesses, including the extent of annual rate increases.

      Charges for water supply and wastewater services are calculated separately based on the average costs of providing each service for each class of customers. Currently, approximately 82% of household bills are calculated in part on the basis of the ratable value of the property rather than on water usage. The remaining 18% of household customers pay based on metered water usage. Where a customer receives a metered water supply, wastewater services charges are based on the volume of water supplied. Wessex offers a free meter installation service to all its customers and, as a result, the level of metering in Wessex's territory is above the industry average in the United Kingdom. New properties will be subject to metering.

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

      In 1999, the Director issued new price limits for Wessex and other U.K. water and wastewater companies that applied from April 1, 2000. As a result, Wessex's prices were reduced by 12.0% beginning April 1, 2000, before adjustment for inflation. Current pricing limits will remain level through March 2003 with price increases effective April 1, 2003 of 3.8% and April 1, 2004 of 4.7%, before adjustment for inflation. Companies are required to implement certain policies in their charging schemes that must, for example, deal with tariffs for vulnerable groups, cost-reflective charging, the balance between water and wastewater charges, metered and unmetered tariff differentials, large user tariffs, timing and methods of payment and optional metering. See Note 19 to the Consolidated Financial Statements and "Regulatory Matters -- U.K. Regulatory Matters -- Tariff Rates."

      The Water Industry Act 1999 became effective on April 1, 2000. It grants household customers the right:

      o to resist water metering in their current homes if they are not using water for non-essential purposes

      o to have a free meter installed if they wish to have one, where this is practicable

      o where they have taken up the right to have a free meter installed, to revert to an unmetered basis of charging within 12 months if they so choose

    Prior to this legislation, Wessex already had implemented a free metering program with a right to revert to unmetered service. In addition, two new regulations under the Water Industry Act 1991, as amended by the Water Industry Act 1999, became effective on April 1, 2000. These regulations:

    o protect vulnerable customers with high essential water use, who live in homes with meters, from higher than average water bills

    o prevent water companies from disconnecting domestic customers and other protected premises for non-payment

    o grant new powers for the Director to approve charging schemes annually, taking account of guidance from the Secretary of State

    In the meantime, the U.K. government continues to review the provisions dealing with vulnerable customers and will consider whether it is necessary to introduce amendments to meet the needs of customers facing severe hardship over their water bills. The Director will also consult on whether to impose widespread metering in areas where water resources are under stress. The structure for setting water companies' charges under the Water Industry Acts 1991 and 1999 and regulations thereunder provides for adjustments to the charges from the entirety of Wessex's customers so that the total amount of income to Wessex is not affected by reductions in charges to vulnerable customers.

    Following the introduction of the new legislation, the Secretary of State has given guidance to the Director that highlighted a number of key objectives, including providing a fair distribution of costs between customers, affordability, taking into account environmental considerations, ensuring stability and predictability of charges and providing transparent and customer-focused services.

    Lurgi Bamag. On October 18, 1999, we acquired Lurgi Bamag GmbH, a water and wastewater engineering services company. Lurgi Bamag and its subsidiaries have offices in Germany, Brazil, Egypt and the United Kingdom. Lurgi Bamag serves industrial customers in the refining, pulp and paper, petrochemicals and iron and steel industries that require cost-efficient, high quality water and wastewater treatment.

NORTH AMERICA

    Azurix North America. On May 18, 1999, we acquired Philip Utilities Management Corporation, a water and wastewater services company headquartered in Hamilton, Ontario, Canada. Following our acquisition of this business, now called Azurix North America, we have expanded it through the acquisition of several water and wastewater companies in the United States and Canada. Azurix North America conducts operations in Canada and the United States, with a concentration of operations in the province of Ontario and in the states of Alabama, Arizona, Florida, Georgia, Louisiana, Maine, New Jersey, Texas and Washington. For the year ended December 31, 2000, Azurix North America had operating revenues of approximately $157.0 million and earnings before interest, income tax, depreciation and amortization, impairment of long-lived assets and investment in unconsolidated affiliate, and minority interest of approximately $13.1 million.

    Azurix North America operates through six business divisions, described below:

    o Operations and Maintenance (O&M). Azurix North America's O&M division operates a wide range of municipal water and wastewater treatment facilities, from small rural plants to large-scale treatment facilities. O&M provides management, operations and maintenance of all water and wastewater infrastructure and a full range of customer management services, including billing, collection and customer service. Our O&M division serves approximately 700 water and 300 wastewater facilities throughout the United States and Canada. Azurix North America's largest O&M projects are in Hamilton-Wentworth, Ontario and Seattle, Washington.

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

       Azurix North America's second largest contract operation project is the design-build-operate contract with Seattle Public Utilities for the 120 million gallon per day Tolt Treatment Facility located outside of Seattle, Washington. In 1996, Philip Utilities teamed with the engineering firm of Camp Dresser & McKee, Inc. to win this 20-year contract, which is renewable by the City of Seattle for two additional periods of five years each. Azurix CDM, Inc., an 80%-owned subsidiary of Azurix North America, received approximately $70.7 million in design and construction fees. Azurix CDM subcontracted the design-build portion of the contract for approximately $63 million. Construction of the Tolt plant was completed in December 2000 and the facility commenced operations in February 2001. Under the contract, Azurix CDM is entitled to receive an annual service fee of approximately $2.0 million, subject to modification for incentive bonuses, pass-through costs and other adjustments.

    o Engineering Services. Azurix North America provides plant design, construction, project management and process design and engineering services primarily for municipal customers and other Azurix North America operations. Azurix North America also provides process automation and instrumentation services including design, testing and installation of supervisory control and data acquisition systems and other computer control technologies primarily for municipal customers.

    o Residuals Management. The residuals management division transports, dewaters, treats and disposes of residuals and provides regulatory compliance services to municipal and industrial customers across North America, with significant concentrations in Ontario and Florida and Texas.

    o Underground Infrastructure Remediation and Development. Azurix North America's underground infrastructure division (UID) repairs, rehabilitates, and maintains the collection and distribution systems used to transport water and wastewater to and from treatment facilities and industrial and residential users. To this end, the division offers a wide range of underground asset management services to customers in the United States and Canada, including closed circuit television inspection and location mapping, as well as pipeline repair and rehabilitation. Since 1996, Azurix North America and its predecessor, Philip Utilities, have been migrating from traditional pipe rehabilitation to trenchless technologies. Azurix North America employs a variety of trenchless technologies for which it holds licenses in various geographic territories. Among these licensed products are epoxy resins, polyurethane fold-and-form pipe, a roll-down pipe product, two cured-in-place products and a spot repair system.

    o Carbon Services. Azurix North America operates its carbon services division through its wholly owned subsidiary, Azurix North America Carbon Services Corp., and through its majority-owned subsidiary, Horseshoe Carbons Inc. Azurix North America Carbon Services Corp. installs, transports, removes, and supplies granular activated carbons for water treatment facilities. Horseshoe Carbons, which is 80% owned by Azurix North America and 20% owned by PICA SA, a French-based manufacturer of activated carbons, regenerates the spent granular activated carbons for customers.

    o Investor Owned Utilities. In addition to its outsourcing operations, Azurix North America owns three small regulated utilities in North America. Southwest Utilities, Inc. and Walker Water Works, Inc. are located near Houston, Texas, while Horseshoe Valley Resort, Inc. is situated in Ontario, Canada. Together, these utilities serve approximately 4,000 customers.

    Madera Water Bank Project. On October 4, 1999, we purchased approximately 13,600 acres of land in Madera County, California. We currently are seeking permits to construct, own and operate the Madera Water Bank Project, a 400,000 acre-foot ground water storage project in the aquifer beneath the land for use by municipal, industrial and agricultural customers. The aquifer on the property will be used to store surplus water from local, state and federal water customers during wet years in an effort to make this water available for use throughout the region and state during drier years or as the market dictates. The property is located 25 miles northwest of Fresno and is strategically located near existing state and federal canals and aqueducts and the San Joaquin River, all of which could provide a number of alternative conveyance systems to move water to and from the site. We are required to make additional payments to the seller, contingent upon our ability to successfully obtain the required water bank permits and our commencement of operations of the water bank.

    Completion of the Madera Water Bank Project will require various governmental permits and, if permits are obtained, construction expenditures that we currently estimate to be in the range of $35 to $40 million. We will also need to satisfy local property owner and county concerns regarding the impact the project will have on local water resources prior to starting construction. If the project is constructed, we intend to sell a majority of the storage capacity of the proposed water bank on a long-term basis. Although we are working to obtain the necessary permits and satisfy local community concerns in a timely manner, we cannot yet be assured these efforts will be successful.

LATIN AMERICA

    Azurix Buenos Aires. On July 1, 1999, we assumed operation of a 30-year concession to operate the water and wastewater systems in two regions of the Province of Buenos Aires, Argentina, previously operated by Administracion General de Obras Sanitarias de la Provincia Buenos Aires. Azurix currently owns 90% of Azurix Buenos Aires, with a 10% interest in Azurix Buenos Aires being held by employees. For the year ended December 31, 2000, Azurix Buenos Aires had operating revenues of approximately $89.5 million and earnings before interest, income tax, depreciation and amortization, impairment of long-lived assets and investment in unconsolidated affiliate, and minority interest of approximately $(11.6) million.

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

    The concession contract requires Azurix Buenos Aires to develop and complete a specified investment plan to improve water quality, recondition the distribution and collection network, expand customer metering and water and wastewater connections and reduce water losses. Additionally, the concession contract requires Azurix Buenos Aires to provide for the expansion, reconditioning and construction of wastewater treatment plants. At the time we assumed operation of the concession, we anticipated incurring capital expenditures of approximately $350 million during the first five years, but as discussed below, this program is currently being renegotiated with the Province. The concession also obligates Azurix Buenos Aires to maintain minimum requirements regarding stated capital, contract guarantees and insurance.

    Administracion General de Obras Sanitarias de la Provincia de Buenos Aires transferred 1,098 employees to Azurix Buenos Aires. The employees transferred to Azurix Buenos Aires were mostly hourly operational personnel, requiring us to hire most of our managerial level staff. Azurix Buenos Aires has entered into a collective bargaining agreement with the union since taking over the concession. Labor expenses accounted for approximately 70% of the operational expenses of the provincial operator prior to the take over by Azurix Buenos Aires, and this level is not expected to change during the term of the concession. The board of directors of Azurix Buenos Aires has the authority to appoint the key technical and managerial positions at the company.

    Initially, the tariff has remained the same as was in effect prior to privatization. Under the concession contract, the first ordinary tariff review is expected around 2004. The tariff then is to be reviewed every five years in light of changes to the five-year program of investment. Azurix Buenos Aires or the regulator may at any time ask for an increase or reduction in the tariff if consumer cost indices change by more than 3% or if there are material changes in Argentine tax law, other than value added tax or income tax, changes in water quality standards or environmental regulations or substantial changes in the condition of the concession. Both the concession contract and the governing law provide that tariff modifications may not be used to penalize Azurix Buenos Aires if it operates more efficiently than expected. Azurix Buenos Aires is required to provide lower rates to specified users, including retired persons with low income, care centers for the elderly and for physically challenged children, public schools, public sports facilities and libraries.

    Azurix Buenos Aires has not been performing to expectations. The Province has not allowed the concession company to charge rates in accordance with the tariff set by the concession contract, thereby affecting the concession company's ability to raise capital and to serve its customers. Further, we did not receive complete billing and customer records when we took over the concession, which has impeded collection efforts and adversely affected our operating revenues derived from this concession to date. We have embarked on a program to improve billing and debt collection procedures and increase the number of accounts billed, which we believe will improve collections. In addition, the Province did not transfer some of the assets that the concession agreement required it to transfer, including some accounts receivable; has not completed some work projects that the concession agreement obligates it to perform; and has not paid some pre-takeover costs that we now have paid.

    Negotiations with the Province thus far have failed to result in resolution of disputed items, despite oral assurances from provincial officials to Azurix Buenos Aires management that various matters would be resolved by the end of 2000, including allowing Azurix to charge rates at levels consistent with the concession contract. In addition, during the last week of December 2000, some prominent officials in the Province publicly advocated cancellation of the contract. Azurix does not believe the Province has grounds for cancellation without compensation and is vigorously challenging the Province's actions and will continue to do so; however, the lack of resolution on rates by the end of 2000, and a shift in the political environment during the last week of 2000 caused us to revise our expectation of future cash flows from this concession, including collection rates from customers, and to evaluate the recoverability of related tax assets. Accordingly, during the fourth quarter of 2000, we wrote down the carrying value of these assets to their fair value. See Note 17 to the Consolidated Financial Statements.

    On February 15, 2001, the Province and Azurix Buenos Aires entered into a Memorandum of Understanding regarding a variety of issues between them. The Memorandum of Understanding, among other things, set an investment program for 2001 at a lower level than previously required and established a framework for negotiating issues associated with tariff levels and the remaining capital program. There is no assurance, however, that these negotiations will result in a resolution satisfactory to Azurix or the Province.

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

    Obras Sanitarias Mendoza is charged with operating, maintaining and upgrading its nine drinking water plants and 20 wastewater treatment plants as well as associated distribution and collection networks to Mendoza. Its service territory covers 17 municipalities. Obras Sanitarias Mendoza serves over one million water customers and has approximately 245,000 water connections. Obras Sanitarias Mendoza provides wastewater services to approximately 900,000 people and has approximately 150,000 wastewater connections. The concession contract requires Obras Sanitarias Mendoza to expand the water and wastewater connections in the concession area over the next 10 to 15 years. Through 2015, approximately $180 million is expected to be spent on new connections, new water and wastewater treatment facilities and system improvements. Obras Sanitarias Mendoza's assets include raw water transportation pipelines and aqueducts, drinking water treatment plants and other general assets.

    The concession is located in western Argentina in the desert bordering Chile at the base of the Andes mountains. Water supply comes primarily from the regional river, Rio Mendoza. The surface water feeds by gravity to treatment plants. The remaining ground water comes from approximately 120 wells. Obras Sanitarias Mendoza uses four large lagoon systems to provide the majority of wastewater treatment within the concession area.

    Obras Sanitarias Mendoza must pay the Province a yearly royalty based on net operating revenues collected. This royalty is equal to 3.85% of net operating revenues collected in the first five years of the concession and 9.98% thereafter.

    As a result of the recent events in the Province of Buenos Aires, we have also reevaluated the fair value of our investment in Obras Sanitarias Mendoza and determined that the fair value was less than its carrying value and, during the fourth quarter of 2000, wrote down the carrying value accordingly. See Note 17 to the Consolidated Financial Statements.

    Brazil. On September 24, 1999, we acquired from an affiliate of AMX-Acqua Management Inc. 100% of three Brazilian companies, Geoplan-Assessoria, Planejamento e Perfuracoes Ltda., Aguacerta-Sistemas de Abastecimento Ltda. and Aguacerta Saneamento Ltda., which provide water drilling, water supply and water and wastewater treatment services in Brazil. We may be required to make additional payments to an affiliate of AMX-Acqua Management that are contingent on the future performance of the business. During 2000, the other two of these companies were consolidated into Geoplan.

    Geoplan primarily provides resource development and management services, including the exploration, sourcing and storage of water. Geoplan also provides water and wastewater treatment services and serves a broad base of Brazilian customers ranging from large industrial companies and small commercial companies to municipalities. Geoplan has a portfolio of more than 100 risk contracts. Under a risk contract, Geoplan takes on the responsibility for obtaining water for the owner or occupant of land and is paid only if water is delivered. For example, under one risk contract, Geoplan has drilled a well on privately owned property to replace other sources of water, such as municipal water systems, and provides wastewater treatment services for the owner, including recycling of wastewater for irrigation. Geoplan expends the capital to drill the well and bears all drilling risk, construction costs and operating costs and receives a fee for water and other services provided over a fixed contract term, often 10-15 years.

    Geoplan currently operates principally in the States of Rio de Janeiro and Sao Paulo, but also provides services in northeastern Brasil and plans to expand its business to other parts of Brazil. Although competitors may enter this business in the future, the market appears large enough, and aquifers appear to have sufficient water, to permit substantial growth. Prices for risk contracts currently are not regulated.

    Mexico. During 1999, we acquired several interests in Mexico, including the following:

    o Cancun. On March 24, 1999, we acquired a 49.9% economic interest in and the right to manage and operate the water and wastewater treatment concession for Cancun and Isla Mujeres, Mexico. Desarrollos Hidraulicos de Cancun, S.A. de C.V. is the concessionaire that holds the concession. Affiliates of one of the former shareholders, Grupo Mexicano de Desarrollo, S.A., own an aggregate 50.1% economic interest in the concessionaire. The concessionaire serves a population of approximately 430,000 through approximately 87,084 connections. An estimated 65% of the concession's operating revenues are derived from the supply of drinking water to tourist hotels, whose operating revenues are primarily U.S. dollar based.

       In May 2000, the concessionaire completed the construction of a new wastewater treatment plant, which increased the percentage of collected wastewater that is being treated in the Cancun urban zone from approximately 40% to approximately 85%.

       The concession was initially granted on the condition that the concessionaire would invest capital in projects to provide services under the concession. The cost to the concessionaire for these investments is estimated at $44 million through 2003. On February 25, 1999, we loaned the concessionaire $15.0 million to permit it to retire a portion of its indebtedness. We also agreed to make additional loans of up to $10 million. The balance of the loans outstanding to the Cancun concessionaire at December 31, 2000 was $20.1 million. The concessionaire is required to pay to the State of Quintana Roo an annual concession fee of 7.5 million pesos (in 1993 pesos), adjusted annually in accordance with changes in the Mexican consumer price index.

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

       The concession expires in October 2023, unless extended. At the end of the concession term the concessionaire will be required to deliver to the government at their residual equity value the facilities and equipment used to provide services under the concession.

       We have three seats on the board of directors of the concessionaire, while the 50.1% shareholder has two. We have the right to appoint the chief executive officer, the chief financial officer and the chief operating officer of the concessionaire. The 50.1% shareholder has the right to appoint the chairman of the concessionaire's board and the non-voting board secretary. Resolutions concerning major corporate actions and governance issues require supermajority approval.

    o Industrias del Agua, S.A. de C.V. On September 24, 1999, we acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company that provides water and wastewater services within Mexico City, Mexico. The remaining 51% of the capital stock of IASA Holdings is owned by a privately-held Mexican company. We have the right to appoint two members of the board of directors, and the 51% shareholder has the right to appoint three members. Contemporaneous with our purchase of the capital stock of IASA Holdings, we entered into separate agreements that result in our having effective control over IASA Holdings.

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

       In August 1999, a consortium in which Industrias del Agua participated with FYPASA Construcciones, S.A. de C.V. was awarded a public bid by the Sistema Municipal de Aguas y Saneamiento de Torreon, Coahuila, known as SIMAS, for a concession to build, operate and transfer an approximately $20 million wastewater treatment plant for the City of Torreon, Coahuila. Project revenues are backed by a revolving line of credit to be provided by BANOBRAS, which is Mexico's national public works bank. Funding of the project is being provided by federal and state grants from FINFRA and CAN (Water Commission), BANOBRAS' equity investment arm, and equity contributions from IASA and FYPASA, the shareholders of the project company. The contract requires that the plant be built and certain start-up tests be successfully completed within 18 months after initial conditions to construction are met, and then provides for an operating period of 18.5 years. The contract was signed on November 12, 1999 and the conditions to construction were met in December 2000. Construction of the plant has begun and is expected to be completed during the summer of 2002. Industrias del Agua owns 90% of the consortium company.

    Through a joint venture, Azurix holds a 49% interest in an approximately $25 million municipal wastewater treatment plant for Leon. Construction of the plant was completed in September 2000. We also are participating in a smaller wastewater treatment plant in Matamoros, whose primary customers are industrial parks.

COMPETITION

    Participants in the global water market face significant challenges, including qualifying for the bidding process, obtaining and demonstrating operating experience and management depth, accessing capital, obtaining and demonstrating expertise in managing international infrastructure projects, identifying and evaluating transactions and assessing and mitigating risks, especially operational, political and regulatory risks. As a result, only a small number of companies currently compete globally in the water and wastewater privatization market. We face significant competition from companies larger than we are, companies with longer operating histories and greater experience in securing water and wastewater projects than we have, companies with greater access to capital, often on better terms, and other new entrants to the global water industry.

    Two French companies, Vivendi Environment and Suez (formerly known as Suez-Lyonnaise des Eaux), currently are recognized as the leading competitors in the international water and wastewater market. According to their published data, Vivendi Environment serves more than 100 million water and wastewater customers worldwide and Suez serves approximately 110 million water and wastewater customers worldwide. These two companies are significantly larger than the next group of international competitors. These smaller competitors include privatized water and wastewater companies from the United Kingdom and some smaller French and Spanish companies. Some construction companies also bid on water and wastewater projects, more often on build-own-transfer projects than on concessions.

    Concessions in which we own interests and systems that we operate currently serve an aggregate population of approximately 9.6 million for water and approximately 7.7 million for wastewater. The larger companies, due to their longer operating histories and financial strength from stable concessions and contracts, may be better able to demonstrate their expertise. Further, our competitors may be able to obtain capital at a lower cost and be willing to bid more aggressively than we can, which would give them an advantage in bidding on projects and other competitive situations. This competition, along with the delay in concessions coming to market and our capital constraints, led us to decide not to pursue further concession investments at this time.

    In the United States, the water and wastewater industry is highly fragmented, with over 55,000 public and private water entities serving approximately 90% of the nation's population. Of this number, the majority are investor owned and the rest are publicly owned, generally by local municipalities. Most of these entities serve only a single community or region. Several of these publicly traded companies, and others that have been acquired by foreign entities, have become active consolidators by acquiring the small private and public investor owned utilities that operate in markets contiguous to or near their own. In addition, several electric utilities have begun to acquire municipally owned water distribution companies in the United States. Many companies compete in the United States for municipal service contracts and industrial outsourcing opportunities.

    In the United Kingdom, the water industry has achieved approximately 98% population coverage. The 10 water and wastewater authorities in England and Wales were privatized in 1989 to form 10 water and wastewater companies operating in geographically discrete regions. Wessex has a virtual monopoly over water supply and wastewater services in its licensed region, with the exception of extensive areas around and including the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three companies provide water services and Wessex provides wastewater services.

    Although water and wastewater concessions, once awarded, historically are virtual monopolies for their terms, some forms of competition are arising. For example, in the United Kingdom other suppliers may apply to the industry regulator for an "inset appointment" to serve particular areas within Wessex's or any other licensee's service area. Inset appointments may be granted for the supply of water and wastewater services to Wessex's customers using in excess of 100 megaliters of water per year. Inset appointments may also be granted for "greenfield sites," which are areas previously not served by existing companies, or where an incumbent water company consents to change its boundary to allow part of its area to be transferred to another company. Historically, very few inset appointments have been granted in England and Wales, although a number of applications are currently being considered. This may change in the future as the U.K. Government and the Director General of Water Services seek to increase competition. Certain new initiatives are underway or being considered. These include allowing premises to be combined to meet the consumption limit for a large user inset; promoting competition in new connections; extending the obligation on companies to allow connections to their water mains from outside their areas in response to requests by non-residential customers as well as residential customers (currently, water and wastewater companies are only obliged to make such supplies outside their areas when requested by residential customers); facilitating common carriage, for example, by developing access codes to set out fair terms for common carriage using others' networks; liberalizing trade in abstraction licenses; and using the new competition law powers under the Competition Act 1998 to prevent abuses of a dominant position and anti-competitive behavior. The Director's objective is to encourage competition by giving competitors access to the monopoly inherent in water and wastewater services. Wessex, as well as the other U.K. water companies, have prepared and published access codes to facilitate common carriage competition. The Director recognizes that competition is currently focused on large users and considers that measures such as the development of common carriage and the right to optional metering as well as the installation of meters on new properties will open up competition to household customers. It is considered unlikely that these changes will have a material adverse impact on the profitability of existing water companies, particularly if entrants continue to use the incumbent's asset network. One inset appointment was granted within Wessex's territory resulting from the privatization of water supply activities formerly provided by the Ministry of Defence. Wessex chose not to pursue this project because of unacceptable contract terms. Wessex was awarded another appointment to operate water and wastewater services formerly provided by the Ministry of Defence.

    The Chancellor of the Exchequer announced in March 1999 that the U.K. Government intends to study ways to increase competition in the United Kingdom's water sector. The Director has announced that comparative competition will continue to be the principal tool of regulation and has confirmed that he will not support consolidation of the UK water industry unless substantial benefits to consumers can be demonstrated. We cannot predict what changes, if any, the U.K. Government will adopt to promote competition. Competition may open up profitable opportunities to efficient operators.

SUPPLIERS

    Our operating subsidiaries depend upon electricity, chemical and telecommunication suppliers for their operations. Wessex's only significant supplier of goods or services is Yorkshire Electricity plc, a subsidiary of American Electric Power Corporation, which supplies electricity to approximately 1,100 of Wessex's sites. Wessex pays Yorkshire Electricity plc approximately $9.55 million per year, which represents approximately 5.5% of Wessex's annual operating costs. The contract was effective October 1, 1999 and runs for two years. The price is based upon a negotiated pence amount per kilowatt hour for each site. Wessex is not dependent on any single supplier, including Yorkshire Electricity, because its supplies are readily available from alternative sources at market rates and on similar terms. Except for Enron, which provides services under agreements with Azurix, none of Azurix's suppliers is affiliated with it.

EMPLOYEES

    As of December 31, 2000, we had approximately 98 employees, excluding employees of our operating subsidiaries. This number decreased to approximately 35 as of March 29, 2001. As of December 31, 2000, Wessex had approximately 1,384 employees, which included approximately 60 employees at SC Technology worldwide. As of December 31, 2000, Azurix Buenos Aires had approximately 1,229 employees, Azurix North America had approximately 984 employees, Geoplan had approximately 225 employees and Lurgi Bamag had approximately 190 employees.

    In addition, the Cancun concession employed approximately 565 people and Industrias del Agua employed approximately 475 people, as of December 31, 2000. All or a significant portion of the work forces at Wessex, Azurix Buenos Aires, Azurix North America, Cancun, Industrias del Agua and Geoplan are represented by unions.

INSURANCE

    We believe that our insurance arrangements, including self-insurance, are customary for the industry and are adequate. We have established a global insurance program covering our property, employers' liability, public and products liability, excess public and products liability and our motor fleets worldwide.

REGULATORY MATTERS

    The following is a summary of regulatory matters relating to water and wastewater operations in the United Kingdom, the United States, Canada, Argentina, Brazil and Mexico.

    In general, most countries where we have invested, or may consider investments, have drinking water quality and environmental laws and regulations. Because the supply of clean drinking water and the treatment of wastewater are essential societal needs, we anticipate that these activities will be subject to at least some form of regulation wherever we do business. The nature and extent of environmental laws and regulations vary from country to country, and there may be wide disparities in the requirements from one part of the world where we do business to another. Generally speaking, compliance with these laws and regulations is mandatory and penalties, as well as injunctive and other relief, are usually available in the event of noncompliance. Moreover, these laws and regulations may require improvements to water and wastewater systems that will require additional capital and operating costs for us to remain in compliance.

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

    Wessex has established a comprehensive environmental auditing program that is designed to provide early identification of potential environmental problems associated with its activities and to provide reasonable assurance that all identified problems are properly and promptly addressed. We are using these capabilities to monitor environmental and other regulatory compliance in all water and wastewater systems, companies and concessions in which Azurix or one of its subsidiaries takes an active management role. Despite the demonstrated effectiveness of this environmental auditing program with respect to Wessex's operations, we cannot assure you that this approach will be adequate to address and manage all such risks associated with our business.

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

    Wessex's license includes service targets that are monitored by the industry regulator. The license also requires Wessex to pay annual fees, based on Wessex's revenues, which are intended to cover the costs of the regulation of the water industry. In 2000, Wessex paid approximately L.550,000 ($834,000) in such fees.

    The license was modified as a condition of regulatory clearance of Azurix's acquisition of Wessex to address regulatory concerns arising out of the acquisition. In particular, the modifications strengthened the financial independence and independent management of Wessex Water Services' regulated business, providing water supply and wastewater services, by imposing the following:

    o restrictions on transfers of assets, guarantees, intercompany loans and loans containing cross-default provisions

    o a requirement that transactions with associated companies must be entered into on an arm's length basis at market rates

    o a requirement to maintain an investment grade rating for corporate debt of Wessex Water Services

    o a requirement that Wessex issue a variable-coupon bond and use its reasonable efforts to list these bonds on the London Stock Exchange

    o a requirement that information be published similar to that of a public company

We have complied with each of these requirements.

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

    On November 25, 1999, the Director announced the results of his latest periodic review to establish price limits for the period April 1, 2000 through March 31, 2005. Customers that use over 100 megaliters per year are excluded from the tariff basket with the effect, among others, that companies will not be able to recover from other customers lost revenue arising from reduced charges to their large users. The Director imposed a 12.0% price cut for Wessex for 2000-2001, before adjustment for inflation. The announcement included level prices through March 2003 with price increases effective April 1, 2003 of 3.8% and April 1, 2004 of 4.7%, before adjustment for inflation.

    These price limits make allowances for the investments the Director considers necessary to meet obligations to improve service and drinking water quality and to ensure higher environmental standards under the proposed five-year program of mandatory capital expenditures by the water companies. This program is expected to cost the industry L.15.6 ($23.3) billion in aggregate through March 31, 2005. In Wessex's case, the Director did not include L.109.0 ($163.0) million in capital expenditure requirements initially proposed in connection with the periodic review process under the company's quality improvement program. If the Director determines to require these capital expenditures in the future, this requirement could trigger an interim determination to adjust Wessex's price limits.

    In the final determinations, the Director assumed the following cost reductions by 2004-2005 for Wessex: a reduction in operating expenditures of 11% for water service and 7% for wastewater service; a reduction in capital maintenance of 11% for both water and wastewater service; and a reduction in capital enhancement of 9% for water service and 7% for wastewater service. In connection with Wessex's recent periodic review of price limits, the Director has estimated that the cost of the capital expenditures that Wessex will be required to make over the five years of the price review will be approximately
L.764 ($1,143) million. The determination assumed an after-tax cost of capital for Wessex of 4.75%. Because Wessex has been recognized as one of the most efficiently operated water and wastewater companies, it has been given efficiency targets at the lower end of the range.

Changes to Regulatory Regime

    Since 1997 the U.K. Government has been carrying out a review of the regulation of all utilities. At the end of 2000, the U.K Government published new proposals for a revised water bill. The key features of this new bill are:

       o The regulator would be given a new primary duty to protect consumer interests. This can include promoting competition where effective, so long as it does not conflict with wider social and environmental objectives

       o Competition would be reviewed in its entirety in light of industry proposals on restructuring

       o   An independent national consumer council would be set up

       o A new water advisory panel would be created, and the regulator would be required to refer certain matters to this panel

       o The government would be given right to issue statutory guidance on social and environmental matters

       o   The level of fines would be increased

       o Companies would be required to provide consumers with comparative performance data

       o Licenses for abstracting water would be reformed, including placing time limits on licenses, allowing civil actions for damages caused by abstraction and ending compensation for removal of a license after 2012

       o Companies would be required to publish the link between the Director's salary and standards of service to consumers

The final contents of this legislation and the timing of its enactment are uncertain, but it is unlikely to take effect prior to 2002.

    In his March 1999 Budget Speech, the Chancellor of the Exchequer announced that the Deputy Prime Minister would review competition in the water industry and published a consultation paper in March 2000. This review is ongoing.

    Separately, the Competition Act 1998 became effective in March 2000. This law, among other things, increases the ability of the U.K. regulatory authorities, including the Director, in relation to water and wastewater services, to investigate and take action against anti-competitive agreements and conduct. In particular, companies found to have violated the new prohibitions of anti-competitive agreements and abuse of a dominant position may be fined up to 10% of their U.K. turnover. The Director has announced that he intends to actively pursue potential breaches of the Competition Act by identifying areas where companies may be restricting competition. U.K. competition law, in the Fair Trading Act 1973, also enables monopoly situations, as defined in the Act, to be investigated by the Competition Commission. Where these are found to operate contrary to the public interest, the Secretary of State has extensive powers to take action to remedy or prevent those adverse effects, including the power to order businesses to be divested.

    The Director has indicated that he intends to seek public comment before the end of 2002 on the rules and policies that should be developed in relation to license renewal and termination. The Director has suggested that, in considering license termination after 2004, the Secretary of State should not regard the present structure of the industry as sacrosanct and that a less vertically integrated industry would be more conducive to the development of competition. The Director has stated that continuity of services to customers would be the industry regulator's primary concern in developing any rules or policies with respect to termination of licenses.

    In August 1999, the U.K. Government announced proposals for radical reform of U.K. merger control under the Fair Trading Act that would give responsibility to the independent competition authorities for decisions on most mergers and would focus more clearly on competition and the consumer. A special merger regime operates in relation to the water industry in England and Wales. The Secretary of State has a duty to refer to the Competition Commission mergers or proposed mergers between two or more water enterprises where the value of the gross assets taken over and those of the acquirer each exceed L.30 ($45) million. There are also specific appraisal criteria for mergers between water enterprises. These require the Competition Commission to determine whether the merger will operate against the public interest. In determining whether this is the case the Competition Commission must have regard to the risk that the number of water enterprises under independent control should not be reduced so as to prejudice the ability of the Director to make comparisons between different water enterprises in order to determine their efficiency. The Director announced in January 2000 that, in the case of water-to-water mergers, the detriment of the loss of a comparator in the industry might be offset if the merger were to bring about the development of market competition, especially if companies were prepared to see a loss in market share in their own areas. As far as the special merger regime for the water industry in England and Wales is concerned, the U.K. Government will consider that regime in light of the review it is conducting of competition in the water industry, but does not anticipate at this stage that major changes will be necessary to that regime. However, the Director has stated that, until market competition has developed, he has no intention of abandoning comparative competition. Furthermore, in evaluating the competitive position of U.K. water companies in the future, he intends to extend the comparisons to include comparable suppliers in Scotland and Northern Ireland, as well as in other countries, including France, Australia and the United States, as well as the suppliers in England and Wales.

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

    The Drinking Water Inspectorate has issued guidance on the water quality aspects of common carriage. The guidance, although not legally binding, covers drinking water quality aspects and suggested contractual arrangements for all parties considering common carriage operations. A new entrant will not be regulated by the Inspectorate, unless it is already a statutory undertaker. Rather, a new entrant will be treated as a contractor to the existing undertaker. The existing undertaker will have total responsibility for itself and the new entrant complying with the Water Supply (Water Quality) Regulations 1989, and other legal requirements. The guidance also provides that both the undertaker and the new entrant must carry out a prior assessment of the likely impact of the proposed arrangement for common carriage on water quality and the distribution system before entering into such an arrangement.

U.S. REGULATORY MATTERS

    Azurix North America has operations in the United States. The business sectors in which we operate, or intend to operate, in the United States are generally highly regulated by national, state and local laws and regulations.

Tariff Rates

    In the United States, the rates for retail water and wastewater services are generally subject to state and local laws and regulation. Although the system is highly fragmented among jurisdictions, most jurisdictions in the United States utilize "rate of return" economic regulation in setting water and wastewater rates. Under rate of return economic regulation, the service provider is allowed to recover its reasonable and necessary operations and maintenance expenses, and a recovery of and a reasonable return on its invested capital. In most jurisdictions, a water or wastewater service provider is required to keep a current set of tariffs on file with the governing regulatory authority. A limited portion of our business in the United States involves charging retail customers for water or wastewater services, and therefore we are not subject to significant tariff regulation.

Drinking Water Quality

    The Safe Drinking Water Act directs the EPA to set drinking water standards for the approximately 55,000 community water supply systems in the United States. The Safe Drinking Water Act Amendments of 1996 bring important changes to the regulation and financing of water systems. The amendments have several potentially significant regulatory initiatives, which include the following:

    o Recent adoption of two rules that may require more sophisticated treatment. First, the disinfectants and disinfection by-products rule establishes maximum residual disinfectant levels for chlorination and maximum contaminant level goals for potentially harmful disinfection by-products. Second, the enhanced surface water treatment rule focuses on treatment requirements for waterborne pathogens, particularly cryptosporidium.

    o A requirement that the EPA list 30 previously unregulated contaminants for monitoring, risk assessment and potential regulation at least once every five years. Such a program poses the risk of additional contaminants being regulated as the EPA implements this research, with the attendant risks of potentially increased capital and operational costs.

    o Adoption of regulations to reduce lead and copper in drinking water. Water providers that exceed specified levels of lead and copper in drinking water may be required to perform additional monitoring and develop measures to reduce the lead and copper content.

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

Environmental Matters

    Among other things, environmental laws and regulations in the United States generally set requirements for:

    o the quality of the discharges from treatment facilities

    o the handling and disposal of biosolids from treatment facilities

    o the management of associated materials and wastes

    o good housekeeping practices for the management and monitoring of the operations

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

    The Federal Water Pollution Control Act, known as the Clean Water Act, establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law requires permits for discharges from water treatment facilities and sets treatment standards for industries and wastewater treatment plants. Discharge permits issued under the Clean Water Act are subject to renewal once every five years. When discharge permits are renewed and reissued, it is customary for the EPA or the state agency issuing the permit to impose more stringent discharge limitations in the new permit. In addition, the EPA and the states have been establishing new standards for bodies of water that receive wastewater treatment plant discharges and these new standards may result in the imposition of more stringent effluent limitations as discharge permits are renewed. Compliance with these requirements is monitored closely and the Clean Water Act provides the EPA with an array of enforcement mechanisms for companies that fail to comply, including penalties and injunctive relief. Additionally, the EPA has published regulations of the use and disposal of biosolids when they are applied to land or incinerated.

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

CANADIAN REGULATORY MATTERS

    Azurix North America has operations in Canada. Water and wastewater treatment operations in Canada are subject to comprehensive federal, provincial and local laws, regulations and guidelines pertaining to the provision of drinking water and wastewater treatment services, as well as protection of the environment. These laws and implementing regulations and guidelines establish standards for the quality and quantity of effluent discharged from wastewater treatment facilities, the handling and disposal of biosolids and other generated wastes and materials, and the treatment and distribution of drinking water to customers. Water and wastewater treatment facilities may only be constructed after required environmental permits, certificates and approvals have been obtained from appropriate governmental agencies. These facilities must then be operated in compliance with the terms and conditions found in those permits, certificates and approvals. Some Canadian provinces also regulate and control the quality of drinking water, using standards relating to the design, construction and operation of water facilities that may be more burdensome than federal requirements. Moreover, there are extensive federal and provincial laws, regulations and guidelines relating to the proper management and safe control of biosolids and other wastes and materials that are accumulated at water or wastewater treatment facilities and require proper disposal. The failure to comply with these laws, regulations and guidelines or any applicable permits, certificates and approvals may result in the assessment of fines, penalties or administrative orders. A limited portion of our business in Canada involves charging retail customers for water or wastewater services, and therefore we are not subject to significant tariff regulation.

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

    Under the Argentine Constitution, the provision of water services at the local level generally is within either provincial or municipal authority. In the Province of Mendoza, for example, the Ministry of Public Works and the Environment is granted general authority over all non-agricultural water services, and environmental regulation. Concessions for the provision of water services are granted by the provincial government by statute and decree, with oversight vested in the Ministry of Public Works and in a special purpose regulatory body known as EPAS. Decisions of EPAS may be reviewed by the Minister of the Ministry of Public Works and the Governor of the Province of Mendoza. In the Province of Buenos Aires, these duties are being carried out by the Organismo

Regulador de Aguas Bonaerenses, an independent agency operating within the province's Ministry of Public Works and Services, and by the Water Authority, created by the provincial Water Code.

Regulation of Water Service and Tariff Rates

    In Argentina, provision of local water service and tariff rates are generally controlled by provincial regulatory authorities, through a framework established by statute and concession contracts. Governmental acts are subject to judicial review in Argentine courts, but there is no general right to appeal provincial decisions setting tariffs to the Argentine federal government. Where a water service concession is held by a company substantially owned by a U.S. company, however, recourse may be available through international arbitration under the Bilateral Investment Treaty between the United States and Argentina, which provides for fair and nondiscriminatory treatment of investments.

    In Mendoza, tariffs are proposed by EPAS, and then submitted to the Minister of the Ministry of Public Works, the provincial legislature and the Governor for approval. EPAS must recommend rate regimes with an aim to reflect efficient costs of operations, maintenance and expansion and renewal of the water system, including debt service. EPAS also strives to promote rational and efficient use of services and resources leading to a balance of supply and demand, and to address sanitation and social objectives. EPAS is authorized to establish tariff rates that require some users to pay rates that subsidize the cost of providing service to other users. Argentine law provides that, in setting tariffs, EPAS must take into account costs of operations, maintenance, amortization of services and a "reasonable" rate of return for the concessionaire in the context of an efficient level of operation. The basic tariff regime is to be reviewed every five years.

    The current tariff schedule imposes a fixed monthly charge per customer, based on a formula that takes into account the customer's land area, types and size of structures and uses of the land, that normally will remain unchanged until the new tariff regime is implemented. Changes in current tariffs are allowed for several enumerated reasons, including if operating costs increase or decrease by 4% as reflected in official national indices, if there is a change in the national "convertibility law" which establishes a 1:1 exchange rate of the peso with the dollar, if there are changes in the capital program due to government or regulatory reasons or if there are changes in taxes, other than income taxes.

    A new tariff regime is to be implemented in Mendoza within the next several years based on a metered charge per liter of water used. The concession contract contains assurances that Obras Sanitarias Mendoza will receive the same level of revenue as under the prior regime, thus allowing Obras Sanitarias Mendoza to retain efficiency gains and pass through changes in costs. The contract contains no provision for direct pass-through for inflation or revisions in tariffs for capital expenditures. Obras Sanitarias Mendoza may request adjustments to the new tariff if any of the following occurs:

    o  the new tariff lowers consumption significantly

    o Obras Sanitarias Mendoza shows that the new tariff does not promote rational use of the assets and capital employed for the operations of the company or does not allow it to carry out the obligations of the company

    o Obras Sanitarias Mendoza shows that most of the benefits of cost reductions are inuring to consumers

    The Province of Buenos Aires employs a similar regime. Initially, the tariff has remained the same as was in effect prior to privatization. The first ordinary tariff review is expected around 2004. The tariff then is to be reviewed every five years in light of changes to the five-year program of investment. Azurix Buenos Aires or the regulator may ask at any time for an increase or reduction in the tariff if consumer cost indices change by more than 3% or if there are material changes in Argentine tax law, other than value added tax or income tax, changes in water quality standards or environmental regulations or substantial changes in the condition of the concession. Both the concession contract and the governing law provide that tariff modifications may not be used to penalize Azurix Buenos Aires if it operates more efficiently than expected. Azurix Buenos Aires is required to provide lower rates to specified users, including retired persons with low income, care centers for the elderly and for physically challenged children, public schools, public sports facilities and libraries. Azurix is currently negotiating with the Province for an earlier tariff adjustment. There can be no assurance, however, that such an adjustment will occur. See "Existing Azurix Assets - Latin America - Azurix Buenos Aires" above.

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

    Throughout Argentina, the provinces take the lead in regulating discharges of pollutants into waterways. The provinces typically set permissible standards for pollutant levels in the discharges, issue permits and enforce them. In Mendoza, wastewater discharges are regulated at the provincial level by the Ministry of Public Works, which has adopted laws respecting water quality. As in most provinces in Argentina, the Ministry of Public Works issues permits and regulates discharges of pollutants into water bodies. In addition, the concessionaire is required to comply with the drinking water quality standards set by the concession contract and enforced by EPAS. In the Province of Buenos Aires, Organismo Regulador de Aguas Bonarense regulates wastewater disposal, including industrial wastewater discharges, while the Secretariat of Environmental Policy is in charge of environmental issues. In both provinces, the Argentine government can enforce the provisions of the Argentine Civil and Criminal Codes against the concessionaire.

    Most provinces in Argentina have also adopted their own regulations for air and water. The various provincial laws establish different compliance and enforcement requirements.

BRAZILIAN REGULATORY MATTERS

    Geoplan provides water well drilling, water supply and water and wastewater treatment services in Brazil. Water well drilling and water supply services are most commonly provided under a "risk contract," pursuant to which Geoplan drills a water well or provides a source of water supply to a private property owner and receives a fee based on the amount of water delivered to the customer. The contract is called a risk contract because Geoplan does not receive any payment unless it is able to deliver water to the customer. Under Brazilian law, no one can render public services, such as water supply and water and wastewater treatment services, without first obtaining a concession from the appropriate governmental entity.

Regulation of Water Rights and Risk Contracts

    Federal law 9.433/97, the Federal Water Rights Law, establishes a permitting system for the right to extract water from underground aquifers or to divert and remove surface water from streams, rivers or lakes. A permit must be obtained from either the federal government or the state government before a water well is drilled or a diversion of surface water occurs. A federal permit is required if the affected body of water is located in more than one state, such as a river passing through multiple states or a lake or aquifer that is on the border of two states, and a state permit is required if the affected body of water is located wholly within a single state. The decision on whether to issue a permit is usually based on technical factors because water is plentiful in most areas of Brazil.

    For a typical risk contract project, a permit must be obtained from the state government before a water well is drilled. Although the owner of the property on which the well is to be drilled is responsible under law for obtaining the permit, Geoplan will frequently agree to obtain the necessary permit on behalf of the customer. Although permits can be granted for a term of up to 30 years, most states limit the duration of ground water well permits to five years. If a permit expires and is not renewed, the owner of the property might loose the right to withdraw ground water through the well and Azurix might then loose its right to receive payment under the risk contract.

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

    The Federal Administration has submitted to the Brazilian Congress a bill aimed at regulating the sanitation industry and providing access to water and wastewater services to the country's population. The proposed bill establishes responsibility as between the states and municipalities for the provision of sanitation services. Under the proposed bill, each municipality would be responsible for the sanitation systems that are located within its territory, including water and wastewater treatment facilities. Sanitation systems that are shared by more than one municipality would be the responsibility of the state.

Health and Environmental Regulation

    A variety of federal, state and local laws establish standards for the quality of water supplied for public consumption and the quality of wastewater discharged into public bodies of water. When Geoplan provides water supply services, sampling is performed at least monthly during the life of the contract to ensure that the water complies with applicable standards. Since the quality of water supplied depends heavily on the quality of the source of water, Geoplan typically does not provide water quality guarantees in its risk contracts. However, if Geoplan is successful in obtaining public water supply concessions, the water supplied pursuant to the concession will have to meet all applicable standards.

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

    Under Brazilian law, the permit is issued to the wastewater generator or treatment plant owner, and the permit holder is responsible for complying with wastewater discharge permit limits. Fines and penalties can be imposed for noncompliance with permit limits. Geoplan provides operational services for some wastewater treatment plants and may seek concessions to operate wastewater treatment plants that provide service to the general public. Under operational service contracts or concessions, Geoplan may agree to be responsible for compliance with permit limits provided that the customer (for an operational contract) or the governmental entity (for a concession) does not act negligently or in a manner that would cause the wastewater treatment plant to be incapable of complying with applicable permit limits.

MEXICAN REGULATORY MATTERS

Water Provision Issues

    Article 27 of the Mexican Constitution reserves water resources to the nation. Article 115 of the Mexican Constitution places responsibility for providing public services, including water and wastewater treatment, on the municipalities with the participation of the corresponding state at the request of the municipality. The Ministry of Environment, Natural Resources and Fisheries, through the National Water Commission, is responsible for:

    o assigning water rights and discharge rights to users and assessing the relevant fees

    o  enforcing water related environmental regulations

    o  planning the efficient development of water resources

    o developing regulatory, legal and financial structures for water concessions at the municipal level with an emphasis on private participation

    o providing technical assistance to local water authorities and advising on project feasibility

    o providing financial support for priority water projects, particularly in low-income areas

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING
STATEMENTS

    Certain statements contained in this Annual Report may constitute "forward-looking statements" as such term is defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to securityholders and in press releases. In addition, our executive officers and those of our direct and indirect shareholders may from time to time make oral forward-looking statements. The forward-looking statements are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects" and similar expressions, may identify such forward-looking statements.

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

    We were formed in 1998 and, therefore, have a short operating history. We acquired Wessex and our interest in Mendoza in late 1998 and most of our other assets in 1999. As a consequence, there is limited historical information available regarding our businesses. Our limited operating history and the unpredictable results of our business strategy make it difficult to forecast our future operating results.

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

WE FACE SIGNIFICANT COMPETITION.

    Participants in the global water industry must compete with each other when bidding or negotiating for concessions, contracts and other projects. We face significant competition from companies larger than we are, companies with longer operating histories and greater experience in securing water and wastewater projects than we have and other new entrants to the global water industry. Our limited operating history may make it difficult for us to qualify for, or be successful in, bidding against these more experienced competitors. We may be at a disadvantage in competing for concessions, contracts and other projects when we have no history operating in a particular country or region, or when we have no history operating a water or wastewater facility or system comparable in size to the facility or system being privatized or built. Further, our competitors may be able to obtain capital at a lower cost and be willing to bid more aggressively than we can, which would give them an advantage in bidding on projects and other competitive situations. This competition, along with the delay in concessions coming to market and our capital constraints, led us to decide not to pursue further concession investments at this time.

OUR PROFITABILITY AND PROSPECTS FOR GROWTH ARE HIGHLY DEPENDENT ON OUR SUCCESSFULLY OBTAINING CONTRACTS, COMPLETING ACQUISITIONS AND DEVELOPING PROJECTS, AND WE MAY NOT BE ABLE TO OBTAIN CONTRACTS, COMPLETE ACQUISITIONS AND DEVELOP PROJECTS SUCCESSFULLY.

    We may not be able to obtain contracts, complete acquisitions of water and wastewater assets and develop projects successfully because these transactions involve many complexities. These complexities include, among other things, negotiation of satisfactory water supply and wastewater treatment services agreements with local governments and industrial customers, receipt of required governmental consents and permits and obtaining financing for our operations, acquisitions and projects. In addition, in evaluating and negotiating water service projects and contracts, we may encounter difficulties in determining the status and condition of existing systems or developing accurate forecasts of material factors such as the rate of population growth, particularly in developing countries. In privatization transactions, we are unable to predict with certainty the timing of a privatization or the commitment level of a government to completing a privatization. Most privatizations are competitively bid, and there is no assurance as to what proportion of the projects on which we bid, if any, we ultimately will acquire. To the extent we are unsuccessful in completing acquisitions and development projects, expenses we incur in pursuing these transactions will not be absorbed by income associated with those acquisitions and development projects and will decrease our net income.

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

    With respect to commitments under our existing businesses, we expect to incur capital expenditures of approximately $1.4 billion over the next five years. We intend to finance our projected capital expenditures for our existing businesses principally with internally generated funds and proceeds under existing long-term and short-term borrowing arrangements and future financing arrangements. The water and wastewater assets and projects in which we have invested and may invest in the future may also require substantial capital expenditures, especially early in the life of our investments. We intend to finance our investments and projects using various techniques and instruments such as debt financing, project financing and equity investments. We engage in leveraged transactions, and we may pledge all or substantially all of our assets.

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

IF WE DO NOT HAVE OPERATIONAL CONTROL, OUR OPERATING REVENUES AND EARNINGS COULD BE REDUCED.

    We have invested in water and wastewater projects and assets in which we do not own a majority of the project or assets, and may do so in the future. In addition, we have invested in or own projects and assets with partners, co-venturers and other parties, including governmental entities, and may do so in the future. Some jurisdictions require participation of employees or other stakeholders in company management. In these cases, major decisions may require the consent of other equity owners or stakeholders.

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

    In addition, many countries have recently developed, or are in the process of developing, new regulatory and legal structures that regulate the delivery of drinking water and wastewater services and accommodate private and foreign-owned water businesses. In some instances, these regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and incomplete. The interpretation of existing rules can be expected to evolve over time and may have an unpredictable impact on our business. We anticipate future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on our financial position and results of operations.

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

WORK STOPPAGES AND OTHER LABOR RELATIONS MATTERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    We are subject to a risk of work stoppages and other labor relations matters because we have invested and may invest in the future in assets and projects utilizing a workforce that in many cases will be unionized. A significant portion of the work forces at almost all of our operating subsidiaries are represented by unions. Our ability to obtain an adequate return on an investment will often depend on our success in optimizing the labor force through voluntary and sometimes involuntary staff reductions. There is a risk that layoffs, where implemented, could trigger community or union problems. We cannot assure you that issues with our labor forces will be resolved favorably to us, or that we will not experience work stoppages. Work stoppages could lead not only to reduced revenues, but also, in some cases, to defaults under concession, operating or other contracts.

CHANGES IN CURRENCY EXCHANGE RATES, LIMITATIONS ON SENDING FUNDS OUT OF A FOREIGN COUNTRY AND FOREIGN CURRENCY RESTRICTIONS OR SHORTAGES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    Because we conduct operations outside the United States, limitations on the right to convert currency or to take it out of a foreign country and the capacity of currency exchange markets may adversely affect our ability to repatriate profits, and changes in exchange rates may adversely affect the U.S. dollar equivalent of the profits to be repatriated. For the year ended December 31, 2000, 84.7% of our operating revenues were not U.S. dollar denominated. Legal restrictions or shortages in currencies in countries outside the United States may prevent us from converting sufficient local currency to enable us to comply with our currency payment obligations not denominated in local currency or to meet our operating needs and debt service requirements.

OPERATING IN COUNTRIES WITHOUT ADEQUATE REVENUE COLLECTION SYSTEMS COULD REDUCE OUR OPERATING REVENUES.

    We operate in countries without established or well-enforced revenue collection mechanisms for water supply and wastewater treatment services or encounter other difficulties in the collection process. For example, we did not receive complete billing and customer records when we took over our concession in Buenos Aires, which has impeded collection efforts and adversely affected our operating revenues derived from this concession to date. Also, customers in some countries may not be able or willing to pay for water services. This could have a material adverse effect on our financial condition and results of operations. We cannot assure you that government subsidies or taxes and other concessions will sufficiently compensate private parties that provide these services for the economic consequences of such conditions. Where initially available, there is a risk that such subsidies and concessions could be reduced or eliminated before reliable revenue sources and collection mechanisms can be established.

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

OUR SUCCESS DEPENDS ON KEY MEMBERS OF OUR MANAGEMENT, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS OPERATIONS.

    We depend on the continued employment of key management personnel. If these officers resign or become unable to continue in their present role and if they are not adequately replaced, our business operations could be materially adversely affected.

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO ENRON
OFFICERS.

    Currently, all of our directors are also officers of Enron, a situation that may create conflicts of interest. The officers of Enron have fiduciary duties to manage Enron, including its investments in subsidiaries and affiliates such as Azurix, in a manner beneficial to Enron and its shareholders. Similarly, as directors of Azurix, they have fiduciary duties to manage Azurix in a manner beneficial to Azurix and its shareholders. In some circumstances, the duties of these officers of Enron may conflict with their duties as directors of Azurix.

ITEM 2. PROPERTIES

    Information regarding our properties is set forth in "Item 1 -- Business."

ITEM 3. LEGAL PROCEEDINGS

    As previous reported in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999 and other filings, on November 1, 1999, Synagro filed a lawsuit against us styled Synagro Technologies, Inc. v. Azurix Corp., in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and
(ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. The parties have agreed to a trail date in September 2001. Azurix intends to continue to vigorously defend itself against Synagro's claims and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its financial position or results of operations.

    On October 6, 2000, a lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, by Irving Rosenzweig, on behalf of himself and others similarly situated, against Azurix Corp., Enron Corp. and certain of their officers and directors. The suit is a purported class action filed on behalf of those persons who purchased the common stock of Azurix during the period from June 9, 1999, the date of Azurix's initial public offering, through and including August 8, 2000. The suit generally alleges that the defendants violated Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiff contends that the defendants issued and disseminated materially false and misleading information to the plaintiff and the investing public in connection with Azurix's initial public offering and during the class period. The plaintiff seeks rescissory and/or compensatory damages, interest and costs, including attorneys and experts fees. The plaintiff also seeks extraordinary and/or injunctive relief, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to assure that plaintiffs have an effective remedy. Several similar actions have been filed in the United States District Court for the Southern District of Texas and have been consolidated. These lawsuits are subject to the Private Securities Litigations Reform Act of 1995 and in each case the plaintiff seeks to have the action certified as a class action with plaintiff as the class representative. Azurix intends to deny the allegations in each complaint and defend these cases vigorously. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

    On October 27, 2000, a lawsuit was filed in the Court of Chancery in the State of Delaware, New Castle County, by Thomas Turberg against Azurix Corp., Enron Corp., and certain of their officers and directors. The suit is a purported class action filed on behalf of Azurix's public shareholders for the purpose of enjoining a transaction proposed by Enron for taking Azurix private at a price of $7.00 for each of Azurix's publicly held shares. The letter from Enron making this proposal and the related press release issued by Azurix were filed with the Securities and Exchange Commission on October 27, 2000, as exhibits to Azurix's Current Report on Form 8-K. The suit generally alleged that the buy-out price of $7.00 per share was unconscionable and unfair and grossly inadequate and that the defendants have breached their duties of loyalty and care with respect to Azurix's public shareholders. The plaintiff sought a judgment (i) enjoining the acquisition under the terms proposed in the letter;
(ii) to the extent the transaction is consummated prior to a final judgment, rescinding the transaction or awarding rescissory damages to the class; (iii) directing that the defendants account to the plaintiff and the class for all damages caused to them and account for all profits and any special benefits obtained by the defendants as a result of their alleged unlawful conduct; (iv) awarding to the plaintiff the costs and disbursements of the lawsuit, including a reasonable allowance for attorney fees and expenses; and (v) granting such other and further relief as the court deems appropriate. Six similar actions were subsequently filed in the Court of Chancery in the State of Delaware, New Castle County and all Delaware actions have been consolidated into a single action. In addition, a similar action was filed in the 55th Judicial District Court of Harris County, Texas. Certain of the actions filed in the Delaware court have added Atlantic Water Trust as a defendant. On December 13, 2000, the parties to the litigation executed a Memorandum of Understanding that settled both the Delaware and Texas actions in principle. Under the proposed settlement, the defendants acknowledged that the prosecution of the litigation was a material factor in causing Enron to increase the merger consideration from $7.00 to $8.375 per share. The proposed settlement provides that the defendants will not oppose plaintiffs' application for attorneys' fees and expenses up to $2.25 million, which Enron has agreed to pay. The proposed settlement is subject to the execution of definitive settlement documents, confirmatory discovery, and court approval.

    Azurix's subsidiaries are parties to other legal proceedings as part of their operations. We do not believe that any of these other legal proceedings would, if adversely determined, have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock was traded on the New York Stock Exchange under the symbol "AZX" since its initial public offering in June 1999 through March 16, 2001, the date on which Azurix merged with an indirect, wholly owned subsidiary of Enron. The table below sets forth the high and low closing sales prices for shares of the common stock, as reported on the New York Stock Exchange for the periods listed.


                                                              HIGH          LOW
                                                            --------      ---------
           YEAR ENDED DECEMBER 31, 1999
           Second Quarter (beginning June 9, 1999).......   $20 1/4       $19
           Third Quarter ................................    24 1/4        13 3/4
           Fourth Quarter ...............................    17 1/16        6 9/16
           YEAR ENDED DECEMBER 31, 2000
           First Quarter ................................    11 1/16        6 13/16
           Second Quarter ...............................     9 3/8         6
           Third Quarter ................................     9 1/16        3 1/2
           Fourth Quarter ...............................     8 3/16        3 3/8
           YEAR ENDED DECEMBER 31, 2001
           First Quarter (through March 16, 2001) .......     8 3/8         8 3/16

HOLDERS

    As of March 29, 2001, there were two holders of record of our common stock. Of the three shares of common stock outstanding, a wholly owned subsidiary of Enron holds one share and Atlantic Water Trust holds the other two. Enron and Marlin Water Trust each owns a 50% voting interest in Atlantic Water Trust.

DIVIDENDS

    We have never declared or paid cash dividends on our common stock. We do not anticipate paying any dividends in the foreseeable future because we intend to retain all earnings for use in our business. Furthermore, the payment of dividends or other distributions on, or with respect to, the common stock is limited by provisions of the indenture covering the senior notes we issued in February 2000, which contains certain covenants that restrict our ability to pay dividends. Further, Azurix Europe's revolving credit facility prohibits the payment of dividends or other distributions of capital from Azurix Europe to us, which restricts our ability to fund dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 6 and 7 of the Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The tables on the following page present selected historical consolidated financial data for Azurix and for Wessex, the predecessor of Azurix, for the periods and dates indicated.

    The financial data for Azurix are derived from Azurix's audited consolidated financial statements included elsewhere in this report and include the impact of the Wessex acquisition from the date of acquisition. All of Azurix's 1998 results of operations occurred in the fourth quarter of 1998, subsequent to the acquisition of Wessex. The income statement and other financial data for Wessex for the six months ended October 2, 1998 are derived from Wessex's audited financial statements included elsewhere in this report. The balance sheet data for Wessex as of March 31, 1998 and the income statement and other financial data for the year ended March 31, 1998 are derived from Wessex's audited consolidated financial statements included in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999. Wessex's income statement and other financial data for the year ended March 31, 1997 are derived from Wessex's audited consolidated financial statements included in Azurix's Form S-1, filed with the Securities and Exchange Commission on June 9, 1999. The balance sheet data for Wessex as of March 31, 1997 was derived from unaudited financial statements prepared in accordance with

U.S. generally accepted accounting principles that were derived from Wessex's audited financial statements prepared in accordance with U.K. generally accepted accounting principles.

    The merger of Azurix Corp. and a wholly owned indirect subsidiary of Enron Corp. resulted in Azurix Corp. ceasing to have publicly held common stock or potential common stock on March 16, 2001 (see Note 21 to the Consolidated Financial Statements). In addition, on that date, the outstanding shares of Azurix Corp. were reduced to three shares. Statement of Financial Accounting Standards No. 128 requires disclosure of earnings per common share for entities with publicly held common stock or potential common stock. Because Azurix has ceased to have publicly held common stock, earnings per share disclosures are not presented below.






                                                     WESSEX (PREDECESSOR COMPANY)                    AZURIX
                                                 -------------------------------------  -------------------------------------
                                                                           SIX MONTHS   JANUARY 29,
                                                  YEAR ENDED MARCH 31,        ENDED      1998 TO      YEAR ENDED DECEMBER 31,
                                                 ---------------------     OCTOBER 2,   DECEMBER 31,  -----------------------
                                                   1997         1998          1998         1998           1999         2000
                                                 --------     --------     ----------   ------------  ---------     ---------
                                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME (LOSS) DATA:
Operating revenues ..........................    $  403.1     $  436.6     $  233.8     $  119.7      $  618.0     $  757.3
Operations and maintenance expense ..........       102.4        110.9         61.7         31.6         224.7        376.2
General and administrative expense ..........        32.2         29.1         36.4         20.3         117.8        154.1
Depreciation and amortization ...............        58.0         64.3         35.2         22.2         104.8        132.3
Impairment of long-lived assets .............          --           --           --           --            --        401.8
Restructuring charge ........................          --           --           --           --          34.2           --
Operating income (loss) .....................       210.5        232.3        100.5         45.6         136.5       (307.1)
Equity in earnings (loss) of
  affiliates(1) .............................        14.7         13.3          5.8         (0.8)          2.0          5.6
Impairment of investment in
  unconsolidated affiliate ..................          --           --           --           --            --        (55.0)
Gain on sale of assets ......................          --           --           --           --            --          2.5
Interest expense (income), net ..............       (10.2)         8.6          6.1         15.1          73.6        122.4
Other expense ...............................          --           --           --          1.2            --           --
Income (loss) before minority
  interest, income tax and
  utility tax and extraordinary loss ........       235.4        237.0        100.2         28.5          64.9       (476.4)
Minority interest ...........................          --           --           --           --          (1.1)        (3.0)
Income tax expense ..........................        82.4         58.0         28.4         18.3          21.5         17.6
Utility tax expense(2) ......................          --        162.3           --           --            --           --
Income (loss) before extraordinary loss .....       153.0         16.7         71.8         10.2          44.5       (491.0)
Extraordinary loss, net of tax ..............          --           --           --           --           6.8           --
Net income (loss) ...........................       153.0         16.7         71.8         10.2          37.7       (491.0)
Preference share dividends ..................        13.5         15.1          7.7           --            --           --
Net income (loss) available to common
  stockholders ..............................       139.5          1.6         64.1         10.2          37.7       (491.0)
Dividends declared per common share(3) ......        0.26         0.31         0.23           --            --           --
OTHER FINANCIAL DATA:
Net cash provided by operating
  activities ................................       246.3        125.0        132.2          4.4         158.3         77.8
Net cash used in investing activities .......       (97.8)      (195.0)      (108.4)    (1,982.6)     (1,076.8)      (363.5)
Net cash (used in) provided by
  financing activities ......................      (373.0)         6.8        (23.6)     1,977.5         940.0        299.3



                                                  WESSEX (PREDECESSOR COMPANY)                   AZURIX
                                                  ----------------------------   -----------------------------------------
                                                          AT MARCH 31,                       AT DECEMBER 31,
                                                  ----------------------------   -----------------------------------------
                                                      1997           1998          1998            1999          2000
                                                  ------------    -----------   ----------     ----------     ----------
                                                                          (IN MILLIONS)
BALANCE SHEET DATA:
Working capital .............................      $    (95.5)    $   (307.0)    $   (129.6)    $   (239.6)    $   (433.1)
Total assets ................................         2,258.0        2,372.3        3,358.3        4,850.4        4,101.4
Long-term debt (including affiliates) .......           203.9          169.7        1,033.5        1,481.9        1,464.7
Redeemable preference shares ................           254.7          259.0             --             --             --
Stockholders' equity ........................         1,251.5        1,229.5        1,645.5        1,941.8        1,324.2


    (1) Equity in earnings of affiliates for all periods presented for Wessex is related primarily to Wessex's interest in UK Waste, which was sold in November 1998.

    (2) The year ended March 31, 1998 includes a windfall tax of $162.3 million, which has been described by the U.K. Government as a one-time tax. Excluding the effect of this tax, for the year ended March 31, 1998, Wessex's net income would have been $179.0 million.

    (3) Wessex shareholders were given the option to elect dividends declared to be paid in cash or the issuance of additional ordinary shares. Of the dividends declared per share for the years ended March 31, 1997 and 1998 and for the six months ended October 2, 1998, shareholders elected stock dividends equal to $0.02, $0.05 and $0.18 per share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the information contained in the Consolidated Financial Statements of Azurix and Wessex and related notes thereto contained herein.

BUSINESS ACQUISITIONS

    On October 2, 1998, Azurix, through its indirect wholly owned subsidiary, Azurix Europe Ltd., acquired over 90% of the outstanding ordinary share capital of Wessex. On that same date, Azurix Europe issued notices to the remaining Wessex ordinary shareholders, informing them that it intended to exercise its rights under the English Companies Act to acquire compulsorily all of the outstanding ordinary shares not held by Azurix Europe. The compulsory share acquisition was completed in November 1998. The per share price paid to Wessex shareholders was L.6.30. The total cost of the Wessex acquisition, including transaction costs, was $2.4 billion, plus the assumption of $481.5 million of existing Wessex debt. The cost included cash consideration paid to Wessex shareholders, net of $1.7 million cash acquired, and the issuance of loan notes to Wessex shareholders in the face amount of $119.8 million. The acquisition was financed through capital contributions from Azurix's parent company totaling $1.6 billion and the issuance of $0.8 billion in debt by Azurix Europe. Wessex had cumulative mandatorily redeemable preference shares outstanding when it was acquired. Wessex redeemed these shares in December 1998 for a cash payment of $106.4 million.

    On March 24, 1999, Azurix acquired, for $13.5 million, a 49% economic interest in the company holding the water and wastewater treatment concession for Cancun and Isla Mujeres, Mexico, along with the right to manage and operate its business. On February 25, 1999, Azurix lent the concession company $15.0 million to permit it to retire a portion of its indebtedness. Azurix also agreed to make additional loans of up to $10.0 million. The balance of the loans outstanding to the Cancun concession at December 31, 2000 was $20.1 million.

    On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including transaction costs. This business subsequently was renamed Azurix North America. Azurix North America is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the U.S. and Canada. Subsequent to its acquisition by Azurix, Azurix North America has expanded through the acquisition of several water and wastewater service companies for an aggregate purchase price of $17.7 million.

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

    In connection with the funding of the Buenos Aires concession acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement. This loan was secured by cash and other short-term liquid investments, which Azurix deposited into a cash collateral account and pledged as security for the loan. Azurix used $230.6 million of the proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary, Azurix Europe Ltd., and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and the deposit into the cash collateral account. Under the concession contract, a 10% interest in Azurix Buenos Aires was subsequently transferred to the employees of Azurix Buenos Aires.

    On September 24, 1999, Azurix acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. for $22.5 million, excluding transaction costs. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Mexico City, Mexico that provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area with a population of approximately two million people. Industrias del Agua has provided these services since 1993, when it signed a 10-year contract with the Water Commission of the Federal District. In addition to holding an interest in Industrias del Agua, Azurix provides technical services and serves as a technical participant under the Federal District contract. Contemporaneous with its purchase of the common stock of IASA Holdings, Azurix entered into separate agreements that resulted in Azurix having effective control over IASA Holdings. Accordingly, IASA Holdings is consolidated for financial statement purposes.

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

RECENT DEVELOPMENTS

MERGER

    On March 16, 2001, shareholders of Azurix Corp. approved and adopted the Agreement and Plan of Merger by and among Enron Corp., Enron BW Corp., a wholly owned indirect subsidiary of Enron, and Azurix dated as of December 15, 2000. The merger was consummated on March 16, 2001, at which time Enron BW Corp. was merged into Azurix with Azurix being the surviving corporation.

    Under the Agreement and Plan of Merger, each issued and outstanding share of Azurix Corp. common stock, other than those shares held by Atlantic Water Trust, Enron Corp., Enron BW Corp., Azurix and any of their wholly owned subsidiaries, was cancelled and converted into the right to receive $8.375 per share. On the date of the merger, Enron BW Corp. had $325.9 million of cash that was used to pay consideration to the public shareholders whose shares were cancelled. As a result of the merger and effective on the merger date, Azurix Corp. had three shares of common stock outstanding and Azurix Corp. common stock ceased to be publicly held.

    Pursuant to the terms of the Agreement and Plan of Merger, on March 16, 2001, all Azurix stock options and unvested restricted stock outstanding were cancelled. Holders of the options received a cash payment, less applicable withholding taxes, for both vested and unvested options, based on the excess of $8.375 over the exercise price per share. Holders of unvested restricted stock received a cash payment of $8.375 per share, less applicable withholding taxes. These payments resulted in Azurix recognizing a pre-tax charge of approximately $4.3 million in the first quarter of 2001.

    In addition, under the Agreement and Plan of Merger, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million. The preferred stock may not be redeemed by Azurix Corp. prior to the date that all of its senior notes due 2007 and 2010 have been redeemed. The preferred stock must be redeemed on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of its senior notes have been redeemed.

    The definitive proxy statement that Azurix mailed to its shareholders in connection with the merger stated that Enron does not view Azurix as a core strategic asset. While no definitive plans have been made, Azurix intends to pursue the potential disposal of certain of its assets provided favorable prices for those assets can be obtained. Such asset disposals, should they occur, may result in Azurix incurring losses in future periods.

ASSET IMPAIRMENTS

    In 1999, Azurix, through its subsidiary Azurix Buenos Aires S.A., was awarded and assumed operations of a water and wastewater concession in the Province of Buenos Aires, Argentina. In addition to the $438.6 million paid to the provincial government to acquire the concession contract, under the terms of the concession contract, Azurix is required to complete an investment program which it began in 1999. Azurix currently owns 90% of Azurix Buenos Aires.

    Azurix believes that the provincial government has violated the terms of the concession contract through such acts as limiting the amount Azurix can charge customers to levels below those specified in the concession contract and failing to complete and deliver infrastructure and other assets, including algae treatment works at Bahia Blanca (see "Results of Operations"). Azurix notified the provincial government of these and other violations in 2000. These violations have negatively impacted concession cash flows, ability to raise capital to fund the investment program of the concession and ability to provide services to the concession customers.

    Failure by the provincial government to comply with the terms of the concession contract, lack of progress in reaching resolution on these issues, despite oral assurances from provincial officials to reach resolution by year-end 2000, and prominent government officials publicly stating that Azurix should be removed as operator of the concession during the last week of 2000, resulted in Azurix evaluating its investment in the concession and related property, plant and equipment for impairment. Based on this review, in the fourth quarter of 2000, Azurix adjusted the carrying values of the concession intangible and related property, plant and equipment to their fair value by recording an impairment of $389.5 million (pre-tax and after-tax) which is included in "Impairment of long-lived assets" in the Consolidated Statements of Income (Loss). Fair value was determined based on the present value of expected future cash flows from the concession, discounted using a risk-adjusted rate.

    During 2000, there were water supply and quality problems experienced by areas within the concession, which Azurix attributes to failure of the Province to meet the terms of the concession agreement. In addition, there was negative publicity generated from growing political opposition as discussed above. Azurix recorded an additional charge of $11.0 million (pre-tax and after-tax) in the fourth quarter of 2000 to reflect the impact of these items on accounts receivable collections. This amount is included in "Operations and maintenance" expense in the Consolidated Statements of Income (Loss).

    As a result of the review of future cash flows discussed above, Azurix believes that sufficient uncertainty exists regarding the realizability of Argentine tax loss carryforwards such that a valuation allowance was appropriate at December 31, 2000 (see Note 9 to the Consolidated Financial Statements). This resulted in an additional tax expense of $18.5 million in the fourth quarter of 2000.

    Azurix has a 32.1% equity method investment in Obras Sanitarias Mendoza S.A., which owns a water and wastewater concession in the Province of Mendoza, Argentina. As a result of events related to its investment in the concession in the Province of Buenos Aires, Argentina, discussed above, Azurix evaluated the fair value of its investment in the Mendoza concession. Fair value was determined based on the present value of expected future cash flows from the concession, discounted using a risk-adjusted rate. The resulting fair value was less than Azurix's carrying value and this loss in value was determined to be other than a temporary decline. Accordingly, Azurix recorded an impairment of $55.0 million (pre-tax and after-tax) in the fourth quarter of 2000. This amount is included in "Impairment of investment in unconsolidated affiliate" in the Consolidated Statements of Income (Loss).

    On February 15, 2001, the Province and Azurix Buenos Aires entered into a Memorandum of Understanding regarding a variety of issues between them. The Memorandum of Understanding, among other things, set an investment program for 2001 at a lower level than previously required and established a framework for negotiating issues associated with tariff levels and the remaining capital program. There is no assurance, however, that these negotiations will result in a resolution satisfactory to Azurix or the Province.

    During 2000, Azurix decided to sell its investment in its e-business marketplace WaterDesk.com(TM). An initial attempt to sell WaterDesk as a public marketplace solution for the water and wastewater industry was terminated in the fourth quarter of 2000. Azurix is currently attempting to sell WaterDesk as a private marketplace or an internal procurement tool for one or several companies to conduct inter-company commerce. Azurix believes the fair market value of WaterDesk used in this latter capacity has a lower value than if it were utilized as a public marketplace solution for the entire water and wastewater industry. As a result, Azurix recorded in the fourth quarter of 2000, a $12.3 million pre-tax impairment of its long-lived assets that comprise WaterDesk. This amount is included in "Impairment of long-lived assets" in the Consolidated Statements of Income (Loss).

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statement of Financial Accounting Standards No. 137 and No. 138. Statement of Financial Accounting Standards No. 133 must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at their fair value through earnings, with special accounting allowed for certain qualifying hedges. Azurix adopted Statement of Financial Accounting Standards No. 133 as of January 1, 2001. Due to its adoption, Azurix will recognize an after-tax non-cash gain of approximately $1.5 million in earnings and an after-tax non-cash loss in "Accumulated other comprehensive loss," a component of stockholders' equity, of approximately $0.5 million, both from the cumulative effect of a change in accounting principle.

RESULTS OF OPERATIONS

    Approximately 70% of Azurix's operating revenues for the year ended December 31, 2000 are derived from water supplied and wastewater treated for residential, commercial and industrial customers. Services can be charged on a metered or unmetered basis.

    Azurix also has operating revenues derived from outsourced services, including operating and maintaining water and wastewater treatment facilities and related services, such as metering, billing and collections for municipal and industrial customers and providing residuals management and biosolid dewatering and disposal services. In connection with these outsourced services, additional revenues result from plant design and construction project management, process design and engineering services as well as installation of automated control systems. Azurix also provides services relating to the construction, repair and maintenance of collection and distribution systems both to water and wastewater treatment facilities owned and operated by Azurix and to third parties.

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

    Under the Azurix Buenos Aires concession agreement with the province, an agency of the province was required to construct works to remove algae from the water. The algae-removing works had not been completed or tested before this incident occurred. International experts have advised Azurix Buenos Aires that conventional algae removal facilities and reservoir operations would have prevented the algae from entering the water system. Azurix Buenos Aires believes the events in Bahia Blanca resulted directly from the provincial agency's failure to deliver functioning algae removal works as required under the agreement and is seeking reimbursement or other compensation from the province for all costs, including any penalties that may be assessed, and forgone revenues.

    For the years ended December 31, 1999 and 2000, 73% and 53%, respectively, of Azurix's operating revenues were denominated in U.K. pound sterling. The average U.S. dollar to pound sterling exchange rate for the year ended December 31, 1999 was 1.62, compared to the year ended December 31, 2000 of 1.52. These rates represent a decrease from 1999 to 2000 of 6%. The decrease in the pound sterling exchange rates reduced current period net income by approximately $5.9 million.

    Azurix was incorporated on January 29, 1998 (date of inception), but had no operations prior to September 30, 1998. As a result, the 1999 and 1998 results of operations are not presented on a comparative basis.

AZURIX -- YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

    Operating revenues for the year ended December 31, 2000 of $757.3 million increased $139.3 million, or 23%, when compared to the year ended December 31, 1999. The increase included $184.8 million from acquisitions that occurred during 1999, partially offset by the Wessex rate cut (see Note 19 to the Consolidated Financial Statements) and the lower current period pound sterling exchange rate, which decreased current period revenues by $24.1 million and $26.8 million, respectively.

    Operations and maintenance expense for the year ended December 31, 2000 of $376.2 million increased $151.5 million, or 67%, when compared to the year ended December 31, 1999. The increase included $137.2 million from acquisitions that occurred during 1999, $4.1 million related to new processes and climatic conditions at Wessex, $11.0 million related to an increase in the bad debt allowance at Azurix Buenos Aires (see "Recent Developments - Asset Impairments"), partially offset by the effect of the lower current period pound sterling exchange rate, which resulted in a $6.1 million decrease from the prior period.

    General and administrative expense for the year ended December 31, 2000 of $154.1 million increased $36.3 million, or 31%, when compared to the year ended December 31, 1999. The increase included $38.5 million from acquisitions that occurred during 1999. This increase was offset partially by the effect of the lower current period pound sterling exchange rate and a reduction in costs associated with the pursuit and support of worldwide water and wastewater privatization projects that was implemented in the fourth quarter of 1999, which decreased the current period general and administrative expense by $2.0 million and $14.6 million, respectively.

    In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix announced a plan to restructure its operations, which resulted in Azurix recording a one-time pre-tax expense totaling $34.2 million in the fourth quarter of 1999. The restructuring plan included reducing personnel, reducing leased office space and eliminating other costs relating to the pursuit of concessions in certain regions. The restructuring liability was being funded through cash provided by operating activities and borrowings under credit agreements. See Note 15 to the Consolidated Financial Statements.

    Depreciation and amortization expense for the year ended December 31, 2000 of $132.3 million increased $27.5 million, or 26%, when compared to the year ended December 31, 1999. The increase included $14.0 million from acquisitions that occurred during 1999 and $16.0 million from capital expenditure additions at Wessex, Azurix Buenos Aires and corporate headquarters. These increases were offset partially by the effect of the lower current period pound sterling exchange rate, which accounted for a decrease of approximately $6.4 million.

    During the year ended December 31, 2000, Azurix recorded $401.8 million, pre-tax ($397.5 million after-tax), of impairments of long-lived assets. See "Recent Developments - Asset Impairments." There were no similar impairments during the year ended December 31, 1999.

    Equity in earnings of unconsolidated affiliates for the year ended December 31, 2000 of $5.6 million increased $3.6 million when compared to the year ended December 31, 1999. The increase resulted primarily from higher earnings from Azurix's investment in the entity which manages and operates the water and wastewater concession for Cancun and Isla Mujeres, Mexico.

    During the year ended December 31, 2000, Azurix recorded a $55.0 million, pre-tax and after-tax, impairment of its equity method investment in the entity which owns the water and wastewater concession in the Province of Mendoza, Argentina. See "Recent Developments - Assets Impairments." There were no similar impairments during the year ended December 31, 1999.

    Interest income for the year ended December 31, 2000 of $19.4 million increased $3.6 million, or 23%, when compared to the year ended December 31, 1999. The increase primarily resulted from higher average funds on deposit in interest bearing restricted cash accounts during the current period.

    Interest expense for the year ended December 31, 2000 of $141.8 million increased $52.4 million, or 59%, when compared to the year ended December 31, 1999. Higher cost of borrowings during the current period, primarily resulting from the senior notes issued in February 2000, and higher current period average borrowings outstanding, resulted in higher current period interest expense of $35.0 million and $26.7 million, respectively. This was partially offset by the lower current period pound sterling exchange rate which lowered current period interest expense by $4.5 million and higher current period capitalized interest of $4.9 million. As of December 31, 2000, approximately 62% of Azurix's debt was denominated in pound sterling.

    During the year ended December 31, 2000, Wessex recorded a $2.5 million gain on the sale of real estate which was included in "Other income (expense)" on the Consolidated Statements of Income (Loss). There were no asset sales during the year ended December 31, 1999.

    Income tax expense for the year ended December 31, 2000 of $17.6 million decreased $3.9 million, or 18%, when compared to the year ended December 31, 1999. The effective tax rate for the year ended December 31, 2000 was impacted by the impairment of the equity method investment of the Mendoza concession company of $55.0 million and the impairment of long-lived assets at the Buenos Aires concession of $389.5 million, neither of which were tax benefited. In addition, based on events that occurred during the fourth quarter of 2000, Azurix reevaluated future cash flows from its Argentine entities and determined that a valuation allowance on its Argentine deferred tax assets was required which resulted in a deferred tax expense of $18.5 million. Excluding the effect of these items, the effective tax rate for the year ended December 31, 2000 was 3%. The effective tax rate for the year ended December 31, 1999 included the effect of a reversal of a $5.1 million U.S. deferred tax valuation allowance that was recorded during 1998. During the second quarter of 1999, Azurix determined that the available evidence indicated that it was more likely than not that the deferred tax asset would be realized. Accordingly, the valuation allowance was reversed in the second quarter of 1999. Excluding the effect of the valuation allowance reversal, the effective tax rate for the year ended December 31, 1999 was 40%. The decrease in the effective tax rate from 1999 to 2000 was due primarily to the impact of non-deductible goodwill amortization relative to lower current period pre-tax income (loss).

    In May 1999, Azurix retired borrowings under its former senior credit facility and terminated the facility prior to its maturity. Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

AZURIX -- DATE OF INCEPTION TO DECEMBER 31, 1998

    Operating revenues of $119.7 million were derived from Wessex. Approximately 90% of these revenues were derived from the sale of metered and unmetered water and wastewater services. Operating revenues from SC Technology, a subsidiary of Wessex, and other unregulated activities accounted for 6% and 4%, respectively, of total operating revenues.

    Operations and maintenance expense totaled $31.6 million. Of this amount, $21.8 million related to the cost of supplying water and treating wastewater, including the costs of maintaining and operating plant and equipment used in these processes, and $7.1 million related to the costs of the plants being installed by SC Technology.

    General and administrative expense of $20.3 million included $7.7 million related to Wessex's operations and $12.3 million related to the pursuit of acquisition and development projects. The expenses related to acquisition and development projects resulted from a business strategy initiated in the fourth quarter of 1998. See "Results of Operations" discussion above.

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

WESSEX (PREDECESSOR COMPANY) -- SIX MONTHS ENDED OCTOBER 2, 1998

    Operating revenues for the six months ended October 2, 1998 were $233.8 million. Approximately 91% of these revenues related to the sale of metered and unmetered water and wastewater services. Operating revenues from SC Technology and other unregulated activities accounted for 5% and 4%, respectively, of total operating revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

    Azurix's cash provided by operating activities for the year ended December 31, 2000 was $77.8 million. Cash used in investing activities for the period was $363.5 million which included capital expenditures of $297.1 million. Cash provided by financing activities for the period was $299.3 million and primarily resulted from net borrowings during the period.

    As of December 31, 2000, Azurix had a working capital deficit of $433.1 million. Of this amount, $392.7 million was related to borrowings outstanding or secured by the Azurix Europe credit facility which terminates in May 2002. The Azurix Europe credit facility contains a provision permitting banks, with two-thirds or more of the commitments, to terminate at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Azurix has no knowledge of the lenders' intent to exercise this right; however, the existence of this provision requires amounts outstanding under the facility to be classified as short-term debt under generally accepted accounting principles.

    In addition, at December 31, 2000, $43.3 million of the working capital deficit related to funds received from customers in advance of providing services that are reflected on the Consolidated Balance Sheet as deferred income. This component of the working capital deficit does not require the use of cash, but is recognized in income over the period in which the services are provided. Azurix, and Wessex, its predecessor company, have during the past several years operated with a working capital deficit as part of its normal business practice.

    Under the terms of the Azurix Europe credit facility, Azurix Europe is restricted from paying dividends. Azurix does not anticipate that this will have an impact on liquidity for the remainder of the Azurix consolidated group. In February 2000, the Azurix Europe credit facility was amended so that Azurix Europe may borrow a portion of the facility capacity in a manner allowing for its use by Azurix for general corporate purposes. Such capacity is denominated in U.K. pound sterling and at December 31, 2000 was equivalent to $358.9 million. Borrowings under that portion of the facility capacity were repaid in its entirety with a portion of the proceeds from the senior notes issued in February 2000. As of December 31, 2000, Azurix had outstanding borrowings of $156.0 million under that portion of the facility available for use by Azurix for general corporate purposes. These borrowings were used primarily to fund capital expenditures, acquisitions and other general corporate purposes.

    In February 2000, Azurix issued U.S. dollar and U.K. pound sterling senior notes with a U.S. dollar equivalent face value at December 31, 2000 of $589.6 million. The senior notes consisted of $240.0 million and L.100.0 million, each due in 2007 and bearing an interest rate of 10.375%, and $200.0 million due in 2010 and bearing an interest rate of 10.75%. Net proceeds after underwriters' discount and other offering costs were $583.1 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The senior notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions, enter into transactions with affiliates, or sell assets to, or merge with, another entity.

    Azurix's credit agreement with Enron provided $180 million of liquidity to fund general, administrative and operating expenses through December 2001. As of December 31, 2000, $103.1 million was outstanding under this credit agreement. The principal amount outstanding under the credit agreement was limited to no more than $60 million, $120 million and $180 million at any time during calendar years 1999, 2000 and 2001, respectively.

    In January 2001, Azurix borrowed $40.0 million under the Enron credit agreement and paid down that portion of the Azurix Europe credit facility that can be used by Azurix for general corporate purposes. In addition, on March 16, 2001, the then outstanding balance of the Enron credit agreement of $180 million was retired through the issuance to Enron of mandatorily redeemable preferred stock and the credit agreement was terminated. See "Recent Developments - Merger."

    As of December 31, 2000, Azurix through Wessex, had among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $224.3 million of borrowing capacity. Of this capacity, 50% expires in October 2001 and the remainder expires in April 2002. As of December 31, 2000, outstanding borrowings consisted of $62.8 million under the facilities that expire in 2002.

    Azurix estimates that required capital expenditures, primarily related to its ownership of water and wastewater concessions, will be approximately $1.4 billion for the period 2001 to 2005. Azurix intends to finance its projected capital expenditures for its existing businesses principally with internally generated funds and proceeds under existing long-term and short-term borrowing arrangements and future financing arrangements.

    Azurix's short-term debt, net of restricted cash which secures such debt, was $194.0 million as of December 31, 2000. In addition, it had approximately $190.9 million of long-term debt and $109.2 million of long-term debt with affiliates, excluding amounts outstanding under the Enron credit agreement which were converted to mandatorily redeemable preferred stock in 2001, that mature before the end of 2004. Included in these amounts are the Wessex committed bank facilities and the Azurix Europe credit facility which mature in April 2002 and May 2002, respectively. As of March 16, 2001, these two facilities along with existing cash, cash flows from operations and uncommitted bank facilities are Azurix's primary sources of liquidity. Azurix anticipates that it will need to renew, refinance or replace these borrowings and credit facilities before they mature. Azurix cannot assure that such additional capital needed to replace maturing borrowings and credit facilities can be obtained at reasonable costs, and if Azurix is not successful in these efforts, it will need to raise capital through other means, which may include disposing of assets. Azurix intends to pursue the potential disposal of certain of its assets to improve its long-term liquidity, provided favorable prices can be obtained for those assets.

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

    Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 1999, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and $19,000, respectively. At December 31, 2000, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $0.2 million, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  AZURIX CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           PAGE
                                                                                                           -----
AZURIX CORP. - CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Public Accountants ..........................................................      46

   Consolidated Statements of Income (Loss) for the period from January 29, 1998
     (Date of Inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000 .....      47

   Consolidated Statements of Comprehensive Loss for the period from January 29, 1998
      (Date of Inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000 ....      48

   Consolidated Balance Sheets at December 31, 1999 and 2000 .........................................      49

   Consolidated Statements of Cash Flows for the period from January 29, 1998 (Date of Inception)
       to December 31, 1998 and for the years ended December 31, 1999 and 2000 .......................      50

   Consolidated Statements of Changes in Stockholders' Equity for the period from January 29, 1998
      (Date of Inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000 ....      51

   Notes to the Consolidated Financial Statements ....................................................      52

WESSEX WATER PLC (NOW RENAMED WESSEX WATER LTD) (PREDECESSOR COMPANY) -
CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Accountants .................................................................      76

   Consolidated Statement of Income for the six months ended October 2, 1998 .........................      77

   Consolidated Statement of Cash Flows for the six months ended October 2, 1998 .....................      78

   Consolidated Statement of Changes in Stockholders' Equity for the six months ended
     October 2, 1998 .................................................................................      79

   Notes to the Consolidated Financial Statements ....................................................      80

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Azurix Corp.:

    We have audited the accompanying consolidated balance sheets of Azurix Corp. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), comprehensive loss, cash flows and changes in stockholders' equity for the years ended December 31, 2000 and 1999 and for the period from January 29, 1998 (Date of Inception) to December 31, 1998. These financial statements are the responsibility of Azurix Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azurix Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years ended December 31, 2000 and 1999, and for the period from January 29, 1998 (Date of Inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

                                  AZURIX CORP.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (IN MILLIONS)




                                                               JANUARY 29, 1998
                                                             (DATE OF INCEPTION) YEAR ENDED DECEMBER 31,
                                                                TO DECEMBER 31,  -----------------------
                                                                     1998          1999           2000
                                                                  --------       --------       --------
Operating revenues .........................................      $  119.7       $  618.0       $  757.3
Operating expenses:
  Operations and maintenance ...............................          31.6          224.7          376.2
  General and administrative ...............................          20.3          117.8          154.1
  Depreciation and amortization ............................          22.2          104.8          132.3
  Impairment of long-lived assets ..........................            --             --          401.8
  Restructuring charge .....................................            --           34.2             --
                                                                  --------       --------       --------
     Total operating expenses ..............................          74.1          481.5        1,064.4
                                                                  --------       --------       --------
Operating income (loss) ....................................          45.6          136.5         (307.1)
                                                                  --------       --------       --------
Other income (expense):
  Equity in earnings (loss) of unconsolidated affiliates ...          (0.8)           2.0            5.6
  Impairment of investment in unconsolidated
      affiliate ............................................            --             --          (55.0)
  Interest income ..........................................           1.3           15.8           19.4
  Interest expense .........................................         (16.4)         (89.4)        (141.8)
  Other income (expense) ...................................          (1.2)            --            2.5
                                                                  --------       --------       --------
Income (loss) before minority interest, income taxes and
      extraordinary loss ...................................          28.5           64.9         (476.4)
                                                                  --------       --------       --------
Minority interest ..........................................            --           (1.1)          (3.0)
Income tax expense .........................................          18.3           21.5           17.6
                                                                  --------       --------       --------
Income (loss) before extraordinary loss ....................          10.2           44.5         (491.0)
                                                                  --------       --------       --------
Extraordinary loss, net of income tax benefit ..............            --            6.8             --
                                                                  --------       --------       --------
Net income (loss) ..........................................      $   10.2       $   37.7       $ (491.0)
                                                                  ========       ========       ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (IN MILLIONS)




                                                                 JANUARY 29, 1998
                                                               (DATE OF INCEPTION)   YEAR ENDED DECEMBER 31,
                                                                 TO DECEMBER 31,     -----------------------
                                                                       1998             1999          2000
                                                               -------------------   ---------      --------
Net income (loss) ............................................         $ 10.2           $ 37.7      $(491.0)
Other comprehensive loss, net of tax:
         Foreign currency translation adjustment .............          (36.7)           (41.4)      (128.1)
         Unrealized loss on available for sale securities ....             --             (0.8)        (0.3)
                                                                       ------           ------      -------
Comprehensive loss ...........................................         $(26.5)          $ (4.5)     $(619.4)
                                                                       ======           ======      =======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                     ASSETS
                                                                                DECEMBER 31,
                                                                          -----------------------
Current assets:                                                             1999           2000
                                                                          --------       --------
  Cash and cash equivalents ........................................      $   27.2       $   30.0
  Restricted cash and cash equivalents (Note 3) ....................         464.2          108.0
  Trade receivables (net of allowance for doubtful
     accounts of $40.7 and $66.9, respectively) ....................         115.7          128.9
  Unbilled receivables .............................................          32.5           42.0
   Other ...........................................................          69.7           75.2
                                                                          --------       --------
      Total current assets .........................................         709.3          384.1
                                                                          --------       --------
Property, plant and equipment, at cost .............................       2,559.1        2,691.7
Less accumulated depreciation ......................................         (90.4)        (228.2)
                                                                          --------       --------
      Property, plant and equipment, net ...........................       2,468.7        2,463.5
                                                                          --------       --------
Investments in and advances to unconsolidated affiliates ...........         110.4           60.5
Concession intangibles, net ........................................         451.3           86.4
Goodwill, net ......................................................       1,029.6          971.4
Other assets .......................................................          81.1          135.5
                                                                          --------       --------
      Total Assets .................................................      $4,850.4       $4,101.4
                                                                          ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accruals ....................................      $  236.0       $  275.9
  Deferred income ..................................................          54.6           43.3
  Accrued taxes ....................................................          21.1            9.4
  Short-term debt ..................................................         602.2          298.7
  Current maturities of long-term debt .............................          35.0           80.7
  Current maturities of long-term debt - affiliates ................            --          109.2
                                                                          --------       --------
      Total current liabilities ....................................         948.9          817.2
                                                                          --------       --------
Long-term debt .....................................................       1,301.9        1,346.1
Long-term debt - affiliates ........................................         180.0          118.6
Deferred income taxes ..............................................         443.3          457.8
Other long-term liabilities ........................................          31.2           32.9
                                                                          --------       --------
      Total liabilities ............................................       2,905.3        2,772.6
                                                                          --------       --------
Commitments and contingencies (Note 19)
Minority interest ..................................................           3.3            4.6
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized....            --             --
  Common stock, $0.01 par value, 500,000,000 shares authorized,
    2 shares issued and outstanding ................................            --             --
  Additional paid-in capital .......................................       1,973.4        1,974.8
  Retained earnings (deficit) ......................................          47.9         (443.1)
  Unearned compensation ............................................          (0.6)          (0.2)
  Accumulated other comprehensive loss .............................         (78.9)        (207.3)
                                                                          --------       --------
      Total stockholders' equity ...................................       1,941.8        1,324.2
                                                                          --------       --------
      Total Liabilities and Stockholders' Equity ...................      $4,850.4       $4,101.4
                                                                          ========       ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)



                                                                                 JANUARY 29, 1998
                                                                                (DATE OF INCEPTION)  YEAR ENDED DECEMBER 31,
                                                                                   TO DECEMBER 31,   -----------------------
                                                                                       1998            1999           2000
                                                                                -------------------  ----------     ---------
Operating Activities:
   Net income (loss) ...........................................................      $   10.2       $   37.7       $ (491.0)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation and amortization ............................................          22.2          104.8          132.3
      Impairment of long-lived assets and investment in unconsolidated
          affiliate ............................................................            --             --          456.8
      Accretion and amortization of debt expenses and write-off of deferred
          financing costs ......................................................           0.6           12.2            7.3
      Deferred income taxes ....................................................          13.4            6.2            9.5
      Equity in (earnings) loss of unconsolidated affiliates ...................           0.8           (2.0)          (5.6)
      Minority interest ........................................................            --           (1.1)          (3.0)
      Gain on sale of asset ....................................................            --             --           (2.5)
      Changes in operating assets and liabilities:
          (Increase) decrease in trade receivables and other current assets ....         (17.1)           7.9          (37.2)
          Increase (decrease) in current liabilities, excluding debt ...........         (25.7)           6.1           24.8
          Increase in other assets .............................................          (2.5)          (6.1)         (15.6)
          Increase (decrease) in other long-term liabilities ...................           1.3           (7.4)           2.0
          Other ................................................................           1.2             --             --
                                                                                      --------       --------       --------
Net cash provided by operating activities ......................................           4.4          158.3           77.8
                                                                                      --------       --------       --------
Investing Activities:
    Capital expenditures .......................................................         (63.2)        (287.3)        (297.1)
    Investments in and advances to unconsolidated affiliates ...................            --          (34.5)          (3.2)
    Business acquisitions, net of cash acquired ................................      (2,270.8)        (698.5)         (15.5)
    Proceeds from sale of asset ................................................            --             --            5.4
    Proceeds from sale of equity investment ....................................         337.9             --             --
    Other ......................................................................          13.5          (56.5)         (53.1)
                                                                                      --------       --------       --------
Net cash used in investing activities ..........................................      (1,982.6)      (1,076.8)        (363.5)
                                                                                      --------       --------       --------
Financing Activities:
   Proceeds from long-term borrowings ..........................................         550.8        1,176.7          599.2
   Repayments of long-term borrowings ..........................................        (226.2)        (254.6)        (573.0)
   Net proceeds from (repayments of) short-term borrowings .....................         160.8           80.7         (183.5)
   (Deposit to) withdrawal from restricted cash and cash equivalents
          accounts..............................................................            --         (407.7)         394.0
   Advances from affiliates, net of repayments .................................            --           44.4           56.6
   Redemption of subsidiary preference shares ..................................        (106.4)            --             --
   Dividends paid on subsidiary preference shares ..............................          (1.7)            --             --
   Issuance of common stock and capital contributed ............................       1,600.2          300.5            1.7
   Contribution to subsidiary from minority shareholder ........................            --             --            4.3
                                                                                      --------       --------       --------
Net cash provided by financing activities ......................................       1,977.5          940.0          299.3
                                                                                      --------       --------       --------
Effect of exchange rate changes on cash ........................................           6.0            0.4          (10.8)
                                                                                      --------       --------       --------
Change in cash and cash equivalents ............................................           5.3           21.9            2.8
                                                                                      --------       --------       --------
Cash and cash equivalents, beginning of period .................................            --            5.3           27.2
                                                                                      --------       --------       --------
Cash and cash equivalents, end of period .......................................      $    5.3       $   27.2       $   30.0
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

                                  AZURIX CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                           ACCUMULATED
                                                                   ADDITIONAL    RETAINED                     OTHER
                                            PREFERRED   COMMON      PAID-IN      EARNINGS     UNEARNED    COMPREHENSIVE
                                              STOCK      STOCK      CAPITAL     (DEFICIT)   COMPENSATION       LOSS       TOTAL
                                            ---------   --------   ---------     --------   ------------  -------------  --------
Balance at January 29, 1998
  (Date of Inception) ....................  $     --    $     --    $     --     $     --     $     --      $     --     $     --
   Issuance of two shares of
    common stock .........................        --          --         1.0           --           --            --          1.0
   Capital contributions .................        --          --     1,599.2           --           --            --      1,599.2
   Subsidiary stock contributed ..........        --          --        71.8           --           --            --         71.8
   Foreign currency translation
    adjustment ...........................        --          --          --           --           --         (36.7)       (36.7)
   Net income ............................        --          --          --         10.2           --            --         10.2
                                            --------    --------    --------     --------     --------      --------     --------
Balance at December 31, 1998 .............        --          --     1,672.0         10.2           --         (36.7)     1,645.5
                                            --------    --------    --------     --------     --------      --------     --------
   Issuance of common stock ..............        --          --       300.5           --           --            --        300.5
   Issuance of restricted common
    stock to employees ...................        --          --         0.9           --         (0.6)           --          0.3
   Unrealized loss on available for
    sale securities ......................        --          --          --           --           --          (0.8)        (0.8)
   Foreign currency translation
    adjustment ...........................        --          --          --           --           --         (41.4)       (41.4)
   Net income ............................        --          --          --         37.7           --            --         37.7
                                            --------    --------    --------     --------     --------      --------     --------
Balance at December 31, 1999 .............        --          --     1,973.4         47.9         (0.6)        (78.9)     1,941.8
                                            --------    --------    --------     --------     --------      --------     --------
   Issuance of common stock from
    exercise of employee stock options....        --          --         1.7           --           --            --          1.7
   Forfeiture of employee restricted
    stock ................................        --          --        (0.3)          --          0.2            --         (0.1)
   Amortization of unearned compensation..        --          --          --           --          0.2            --          0.2
   Unrealized loss on available for
    sale securities ......................        --          --          --           --           --          (0.3)        (0.3)
   Foreign currency translation
    adjustment ...........................        --          --          --           --           --        (128.1)      (128.1)
   Net loss ..............................        --          --          --       (491.0)          --            --       (491.0)
                                            --------    --------    --------     --------     --------      --------     --------
Balance at December 31, 2000 .............  $     --    $     --    $1,974.8     $ (443.1)    $   (0.2)     $ (207.3)    $1,324.2
                                            ========    ========    ========     ========     ========      ========     ========




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

    Azurix Corp. was incorporated on January 29, 1998, and as a result, the Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity reflect the years ended December 31, 1999 and 2000, and the period from Date of Inception to December 31, 1998. Substantially all of Azurix's 1998 results of operations, cash flows and equity transactions occurred during the fourth quarter of 1998, subsequent to the Wessex acquisition.

    On March 16, 2001, shareholders of Azurix Corp. approved and adopted the Agreement and Plan of Merger by and among Enron Corp., Enron BW Corp., a wholly owned indirect subsidiary of Enron, and Azurix dated as of December 15, 2000. The merger was consummated on March 16, 2001, at which time Enron BW Corp. was merged into Azurix with Azurix being the surviving corporation (see Note 21).

CONSOLIDATION POLICY AND USE OF ESTIMATES

    The consolidated financial statements include the accounts of all majority owned subsidiaries and those affiliates over which Azurix has the ability to control and are prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. Azurix uses the equity method of accounting for all investments where it owns less than a majority of the voting stock, and cannot control, but is able to exercise significant influence over the operating and financial policies of the investee.

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

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Currency swap contracts are denominated in one foreign currency and are to be repaid in another currency. These contracts are designated as hedges of firm commitments to pay interest and principal on debt, which would otherwise expose Azurix to foreign currency risk.

    The fair values of the swap contracts are not recognized in the financial statements. The income and cash flow impact of financial instruments is reflected as an adjustment of the hedged item. Gains and losses on terminations of interest rate and currency swap contracts are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation using the effective interest method over the remaining term of the original contract life of the terminated swap contract. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in net income at the time of extinguishment. See Note 1 -- Recent Accounting Pronouncements.

INCOME TAXES

    Azurix accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For U.S. tax purposes, Azurix was a member of Enron's consolidated group through June 8, 1999 and accordingly is included in Enron's consolidated federal income tax return through that date. Members of the consolidated group are charged with the amount of income tax expense (benefit) determined as if they filed separate federal income tax returns. For periods subsequent to June 9, 1999, Azurix will file its own consolidated tax return.

EARNINGS PER COMMON SHARE

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires disclosure of earnings per common share on the face of the income statement for entities with publicly held common stock or potential common stock. The merger of Azurix Corp. and a wholly owned indirect subsidiary of Enron Corp. (see Note 21), resulted in Azurix Corp. ceasing to have publicly held common stock or potential common stock on March 16, 2001. Because Azurix has ceased to have publicly held common stock, this report does not contain earnings per share disclosures.

CASH EQUIVALENTS

    Azurix considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Cost of acquired property, plant and equipment includes an allocation of the purchase price based on the asset's fair market value. Cost of property, plant and equipment placed in service includes direct charges for material, labor and services and indirect charges related to construction, such as engineering, supervision, payroll taxes and employee benefits. Additions, replacements, modifications and enhancements to units of property are capitalized. Major improvements to leasehold properties are amortized over the shorter of the asset life or the life of the respective lease. Repairs, maintenance and minor replacements are charged to operations and maintenance expense as incurred. Interest capitalized is based on the average value of construction work in progress at Azurix's average borrowing rate during the period. The amount of interest capitalized during 1998, 1999 and 2000 was approximately $2.3 million, $8.6 million and $13.5 million, respectively.

    Azurix's infrastructure assets comprise a network of systems of mains and sewers, impounding and pumped raw water storage reservoirs, dams, sludge pipelines and infrastructure investigations and studies.

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The cost of property, plant and equipment, excluding land, is charged to depreciation using the straight-line method over the estimated useful lives of the assets. Depreciation is computed based on estimated useful lives as follows:


                                                  YEARS
                                                 --------
     Buildings and operational structures ...    5 to  80
     Infrastructure .........................    5 to 115
     Plant machinery and vehicles ...........    3 to  30
     Other assets ...........................    3 to  15

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

GOODWILL

    Goodwill represents the excess of purchase price and related costs over the value assigned to the net assets of businesses acquired (see Note 2) and is presented on the Consolidated Balance Sheets net of accumulated amortization. Goodwill is amortized on a straight-line basis over the estimated useful life, not to exceed 40 years. Accumulated amortization of goodwill at December 31, 1999 and 2000 was $28.8 million and $51.9 million, respectively.

CONCESSION INTANGIBLES

    Concession intangible assets represent prepaid amounts for the rights as the concession holder and operator of public water and wastewater facilities to provide service and charge a tariff in the service area subject to the concession and is presented on the Consolidated Balance Sheets net of accumulated amortization and accumulated impairments.

    The total costs associated with retaining concession rights, including prepaid amounts and amounts payable in the future, are allocated among the service areas awarded by the concession agreement and amortized on a straight-line basis over the life of the concession for each service area commencing when access is attained. Accumulated amortization of concession intangibles at December 31, 1999 and 2000 was $5.4 million and $13.4 million, respectively, and accumulated impairments of concession intangible assets at December 31, 2000 was $357.2 million (see Note 17).

OTHER ASSETS

    Other assets consist primarily of deferred tax assets, deferred pension assets and deferred charges, such as financing costs and external costs of acquisition activities. Deferred financing charges are amortized to interest expense over the lives of the related debt issuances using the effective interest method and external acquisition costs are capitalized as a cost of successful acquisitions or expensed during the period in which it is determined that the project is unsuccessful or the pursuit is terminated.

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

FOREIGN CURRENCY TRANSLATION

    The functional currency for Azurix's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts, using the weighted average exchange rate during the period or, where known or determinable, at the rate on the date of the transaction for significant items. The resulting translation adjustments are recorded in accumulated other comprehensive loss as a component of stockholders' equity and are included in income only upon the sale or liquidation of the underlying investments.

ENVIRONMENTAL COSTS

    Environmental expenditures that relate to current operations are expensed as incurred. Expenditures providing a future benefit are capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statement of Financial Accounting Standards No. 137 and No. 138. Statement of Financial Accounting Standards No. 133 must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at their fair value through earnings, with special accounting allowed for certain qualifying hedges. Azurix adopted Statement of Financial Accounting Standards No. 133 as of January 1, 2001. Due to its adoption, Azurix will recognize an after-tax non-cash gain of approximately $1.5 million in earnings and an after-tax non-cash loss in "Accumulated other comprehensive loss," a component of stockholders' equity, of approximately $0.5 million, both from the cumulative effect of a change in accounting principle.

SEGMENT REPORTING

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating subsidiaries of Azurix operated in one segment for all periods presented in this report and therefore such disclosures are not applicable.

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RECLASSIFICATIONS

    Certain reclassifications have been made to the consolidated financial statements for prior years to conform with the current presentation.

NOTE 2 -- BUSINESS ACQUISITIONS

    On October 2, 1998, Azurix, through its indirect wholly owned subsidiary Azurix Europe Ltd., acquired over 90% of the outstanding ordinary share capital of Wessex Water Plc. Azurix completed the acquisition of the ordinary share capital of Wessex in November 1998. The cost of the Wessex acquisition, including transaction costs, was $2.4 billion. The purchase method of accounting was utilized and the results of operations of Wessex have been included in the consolidated financial statements since the date of acquisition.

    The following unaudited pro forma information summarizes consolidated results of operations of Azurix as if the Wessex acquisition had occurred as of January 1, 1998:

                                       YEAR ENDED
                                      DECEMBER 31,
                                          1998
                                      ------------
                                      (IN MILLIONS)
                                       (UNAUDITED)
         Operating revenues ......      $  464.2
         Net income ..............          87.2

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

    Azurix entered into an agreement on December 19, 1998 to purchase 49.9% of an entity whose principal asset is the water concession for the city of Cancun, Mexico. This agreement was not binding until specific material conditions were met, and these conditions were met subsequent to December 31, 1998. As a result, the Cancun concession is not reflected in Azurix's 1998 financial statements. The purchase price was $13.5 million and Azurix agreed to provide up to $25.0 million in debt financing. The balance of the loans outstanding to the Cancun concession at December 31, 2000 was $20.1 million. The Cancun concession acquisition closed on March 24, 1999. The results of the Cancun concession acquisition are reflected in the financial statements as of the acquisition closing date utilizing the equity method of accounting.

    On May 18, 1999, Azurix acquired 100% of the stock of Canadian-incorporated Philip Utilities Management Corporation for $107.4 million, including transaction costs. This business subsequently was renamed Azurix North America. Azurix North America is a water and wastewater services company that provides operations and management, engineering, residuals management and underground infrastructure development services for municipal water and wastewater facilities in the U.S. and Canada. Subsequent to its acquisition by Azurix, Azurix North America has expanded through the acquisition of several water and wastewater service companies for an aggregate purchase price of $17.7 million.

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

    In connection with the funding of this acquisition, Azurix made an equity investment in Azurix Buenos Aires of $45.0 million, and Azurix Buenos Aires borrowed $394.0 million under a new credit agreement. This loan was secured by cash and other short-term liquid investments which Azurix deposited into a cash collateral account and

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


pledged as security for the loan (see Note 3). Azurix used $230.6 million of the proceeds from its initial public offering, $208.0 million in funds drawn under the senior credit facility of its indirect wholly owned subsidiary, Azurix Europe Ltd., and interest on those funds and other funds of Azurix, to fund the equity investment in Azurix Buenos Aires and the deposit into the cash collateral account. Under the concession contract, a 10% interest in Azurix Buenos Aires was subsequently transferred to the employees of Azurix Buenos Aires.

    On September 24, 1999, Azurix acquired 49% of the capital stock of IASA Holdings, S.A. de C.V. for $22.5 million, excluding transaction costs. IASA Holdings owns 100% of Industrias del Agua, S.A. de C.V., a water and wastewater services company based in Mexico City, Mexico that provides metering, billing, collections, operations and maintenance services for one quarter of the Federal District within Mexico City, a service area with a population of approximately two million people. Industrias del Agua has provided these services since 1993, when it signed a 10-year contract with the Water Commission of the Federal District. In addition to holding an interest in Industrias del Agua, Azurix provides technical services and serves as a technical participant under the Federal District contract. Contemporaneous with its purchase of the common stock of IASA Holdings, Azurix entered into separate agreements that resulted in Azurix having effective control over IASA Holdings. Accordingly, IASA Holdings is consolidated for financial statement purposes.

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

NOTE 3 -- RESTRICTED CASH AND CASH EQUIVALENTS

    At December 31, 1999, Azurix had restricted cash and cash equivalents of $407.7 million, on deposit in a cash collateral account that secured a $394.0 million bank loan to an Azurix subsidiary that was used to fund the Buenos Aires concession acquisition (see Note 2). The amount payable under the loan at December 31, 1999 is included in "Short-term debt" on the Consolidated Balance Sheets (see Note 6). In April 2000, Azurix used the proceeds from this account to repay the loan and related interest. In addition, at December 31, 1999 and 2000, Azurix had other restricted cash on deposit of $56.5 million and $108.0 million, respectively, that primarily secured borrowings under the Azurix Europe credit facility (see Note 6).

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4 -- OTHER CURRENT ASSETS

    Other current assets is comprised of the following:

                                          DECEMBER 31,
                                        ----------------
                                        1999       2000
                                        -----      -----
                                         (IN MILLIONS)
         Prepayments .............      $20.0      $21.5
         Other receivables .......       34.4       23.5
         Other ...................       15.3       30.2
                                        -----      -----
                                        $69.7      $75.2
                                        =====      =====


NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is comprised of the following:

                                                                  DECEMBER 31,
                                                            -----------------------
                                                              1999           2000
                                                            --------       --------
                                                                (IN MILLIONS)
         Land ........................................      $   42.7       $   41.4
         Buildings and operational structures ........         500.4          595.8
         Infrastructure ..............................       1,269.7        1,231.7
         Plant machinery and vehicles ................         489.2          650.9
         Construction work-in-progress ...............         216.0           84.7
         Other assets ................................          41.1           87.2
                                                            --------       --------
                                                             2,559.1        2,691.7
         Less accumulated depreciation ...............         (90.4)        (228.2)
                                                            --------       --------
             Property, plant and equipment, net ......      $2,468.7       $2,463.5
                                                            ========       ========


    Included in accumulated depreciation at December 31, 2000 are accumulated impairments of $44.6 million which were recorded in 2000 (see Note 17).

NOTE 6 -- SHORT-TERM DEBT

    As of December 31, 1999 and 2000, Azurix, through Wessex, had committed credit facilities with major commercial banks providing for an aggregate of $121.1 million and $224.3 million, respectively, of availability for general corporate purposes. These facilities expire in October 2001 and April 2002. As of December 31, 1999, no amounts were outstanding under these credit facilities. As of December 31, 2000, outstanding borrowings consisted of $62.8 million under the facilities that expire in 2002. Borrowings are for a period of less than one year but may be refinanced through 2002. Therefore, amounts outstanding at December 31, 2000 were reclassified to long-term debt. The facilities accrue interest at the London interbank offered rate plus 0.275% to 0.35% per annum. Wessex pays an annual commitment fee equal to 0.15% of the unused portion of committed lines of credit.

    On May 10, 1999, Azurix Europe entered into a credit facility. At December 31, 1999 and 2000, the maximum capacity of the facility was $686.4 million and $635.6 million, respectively. At December 31, 1999 and 2000, $298.8 million and $276.7 million, respectively, of the facility capacity could be used to refinance indebtedness of Azurix Europe, $101.3 million and $80.8 million, respectively, of such capacity was reserved to provide for the refinancing of outstanding Azurix Europe loan notes. At December 31, 1999, the remaining $387.6 million of capacity could be used for acquisitions of water and wastewater related assets or businesses. In February 2000, the facility was amended so that as of December 31, 2000, Azurix Europe may borrow $358.9 million of the facility capacity in a manner allowing for its use by Azurix for general corporate purposes. At December 31, 1999, $474.8 million was outstanding under the facility. In February 2000, Azurix issued long-term debt (see Note 7) and used a portion of the proceeds to repay $386.0 million outstanding under the portion of this facility that had been borrowed for acquisitions. Accordingly, this amount was reclassified to long-term at December 31, 1999. At December 31, 2000, $156.0 million was outstanding under that portion of the facility that can be used by Azurix for general corporate purposes and $95.7 million was outstanding under that portion of the facility that can be used to refinance the indebtedness of Azurix Europe. In January 2001, Azurix borrowed $40.0 million under its credit agreement with Enron (see Note 7) and repaid borrowings that were outstanding at December 31, 2000

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


under the Azurix Europe credit facility. In March 2001, borrowings outstanding under the Enron credit agreement, including the $40.0 million borrowed and used to repay borrowings outstanding under the Azurix Europe credit facility, were retired through the issuance of long-term mandatorily redeemable preferred stock (see Note 21). Accordingly, $40 million of the balance outstanding was reclassified as long-term at December 31, 2000.

    The Azurix Europe credit facility bears interest at the London interbank offered rate plus 0.75% or 1.0%, depending on the level of utilization of the borrowing capacity. The weighted average interest rates on the U.S. dollar and U.K. pound sterling borrowings outstanding at December 31, 1999 were 6.9% and 6.8%, respectively, and at December 31, 2000 were 7.5% and 6.8%, respectively. Azurix incurs commitment fees of 0.375% on the unused borrowing capacity of this facility. The facility terminates on May 10, 2002, but contains a clause permitting banks, with two-thirds or more of the commitments, to terminate at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Therefore, amounts outstanding under this facility are classified as short-term debt, except amounts refinanced subsequent to December 31, 1999 and 2000 through the issuance of long-term debt and long-term mandatorily redeemable preferred stock. The facility contains restrictive covenants that include limitations on borrowings, maintenance of financial ratios such as interest coverage and debt to equity and contracts to perform or refrain from undertaking certain acts. The facility includes customary events of default, including non-payment, cross-defaults and insolvency and prohibits Azurix Europe from paying dividends.

    As of December 31, 1999 and 2000, Azurix, through Wessex, had $15.8 million and $6.0 million, respectively, outstanding under credit facilities with major commercial banks on an uncommitted basis. Interest accrues on the uncommitted facilities based on the market rate plus a negotiated margin. The interest rate on the uncommitted bank borrowings outstanding as of December 31, 1999 and 2000 was 5.2% and 5.5%, respectively.

    In connection with the funding of the Buenos Aires concession acquisition (see Note 2), Azurix, through its indirect wholly owned subsidiary, Azurix Buenos Aires S.A., entered into a credit agreement and borrowed $394.0 million in June 1999. The agreement was between Azurix Buenos Aires and Westdeutsche Landesbank Girozentrale, a German bank, as the agent and lender. The loan was secured by cash and other short-term liquid investments in the aggregate amount of $407.7 million as of December 31, 1999, which Azurix deposited into a cash collateral account, including interest earned on amounts deposited, and pledged as security for the loan (see Note 3). In April 2000, Azurix used proceeds from the cash collateral account to repay the $394.0 million bank loan and related interest of $19.7 million (see Note 3).

    On September 29, 1999, Azurix Corp. entered into a 364-day $150.0 million unsecured revolving credit facility with a group of banks. The facility, as subsequently amended, was scheduled to mature in September 2000. As of December 31, 1999, $150.0 million was outstanding under the facility and the borrowings were primarily used to reduce other debt obligations and finance acquisitions. The weighted average interest rate on borrowings outstanding under this facility at December 31, 1999 was 7.7%. Azurix used a portion of the proceeds from the long-term senior notes issued in February 2000 to repay all amounts outstanding under this facility (see Note 7). Accordingly, the borrowings under this facility at December 31, 1999 were reclassified as long-term. Azurix terminated the facility in March 2000.

    Azurix, through Azurix Europe, had outstanding U.K. pound sterling denominated loan notes as of December 31, 1999 and 2000 of $101.3 million and $80.8 million, respectively. The loan notes were issued to Wessex shareholders in lieu of cash consideration for the ordinary shares purchased in the Wessex acquisition (see Note 2). The loan notes are redeemable, at the option of the holder, semiannually beginning September 30, 1999, with final redemption occurring September 30, 2005. The loan notes may be redeemed at the holders' option within one year, and therefore, are potential current obligations. At December 31, 1999 and 2000, the loan notes are secured by the Azurix Europe credit facility. As a result of a subjective acceleration clause contained in that facility as discussed above, the loan notes are classified as short-term at December 31, 1999 and 2000. Interest on the loan notes accrues at the London interbank offered rate and is payable semiannually. The interest rates for the period the loan notes were outstanding during 1999 and 2000 was 5.9% and 6.3%, respectively.

    At December 31, 1999 and 2000, Azurix, through various subsidiaries, had other short-term borrowings outstanding of $2.3 million and $0.2 million, respectively.

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 7 -- LONG-TERM DEBT AND LONG-TERM DEBT -- AFFILIATES

    The components of long-term debt are as follows:

                                                                                  DECEMBER 31,
                                                                           -----------------------
                                                                             1999              2000
                                                                           --------       --------
                                                                                (IN MILLIONS)
         Amounts reclassified from short-term debt (see Note 6) .....      $  536.0       $  102.8
         Azurix Corp. senior notes ..................................            --          589.6
         Wessex senior unsecured bonds ..............................         479.2          444.3
         Wessex European Investment Bank credit facilities ..........         223.1          201.7
         Capital lease obligations ..................................          86.3           61.9
         Other ......................................................          12.3           26.5
                                                                           --------       --------
                                                                            1,336.9        1,426.8
         Less current maturities ....................................         (35.0)         (80.7)
                                                                           --------       --------
             Total long-term debt ...................................      $1,301.9       $1,346.1
                                                                           ========       ========

    In February 2000, Azurix issued U.S. dollar and U.K. pound sterling senior notes with a U.S. dollar equivalent face value at December 31, 2000 of $589.6 million. The senior notes consisted of $240.0 million and L.100.0 million, each due in 2007 and bearing an interest rate of 10.375%, and $200.0 million due in 2010 and bearing an interest rate of 10.75%. Net proceeds after underwriters' discount and other offering costs were $583.1 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The senior notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions, enter into transactions with affiliates, or sell assets to, or merge with, another entity.

    In March 1999, Azurix, through a wholly owned subsidiary of Wessex, issued U.K. pound sterling denominated senior unsecured bonds with a face value of $484.5 million and $448.7 million as of December 31, 1999 and 2000, respectively. The net proceeds were primarily used to refinance all short-term bank borrowings that were outstanding on the date of issue. The bonds mature on March 30, 2009 and bear interest at a rate of 5.875% payable annually.

    The European Investment Bank credit facilities consist of four separate loans. The U.S. dollar denominated loan has a floating interest rate based on the London interbank offered rate less 0.25%, is due October 2001 and had an outstanding balance of $48.5 million and $44.9 million at December 31, 1999 and 2000, respectively. The weighted average interest rate on the U.S. dollar loan was 5.1% and 6.2% for the years ended December 31, 1999 and 2000, respectively. The Italian lire denominated loan bears interest at 11.6% per annum, is payable in semiannual installments through June 2002 and had an outstanding balance of $13.1 million and $7.3 million at December 31, 1999 and 2000, respectively. The other two obligations are U.K. pound sterling denominated and were entered into in 1999. Interest on one of the U.K. pound sterling denominated obligations is based on the London interbank offered rate less 0.13%, is payable in full in December 2005 and had an outstanding balance of $126.6 million and $117.2 million at December 31, 1999 and 2000, respectively. Interest on this loan was 5.9% for the period outstanding in 1999 and 6.0% in 2000. The other U.K. pound sterling denominated obligation bears interest based on the London interbank offered rate less 0.10%, is payable in full in December 2009 and had an outstanding balance of $34.9 million and $32.3 million at December 31, 1999 and 2000, respectively. The interest rate on this loan was 5.9% for the period outstanding in 1999 and 6.1% in 2000.

    At December 31, 2000, future minimum lease payments under capital leases total $69.4 million, including $7.5 million representing interest. At December 31, 2000, $150.7 million of historical cost and $26.5 million of related accumulated depreciation are recorded under capital leases and included in property, plant and equipment.

    At December 31, 1999 and 2000, Azurix, through various subsidiaries, had other long-term debt outstanding of $12.3 million and $26.5 million, respectively.

    Each of these financing agreements contains certain restrictive covenants, including among other things, limitations on borrowings, the maintenance of certain financial ratios such as interest coverage, net worth and debt

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to equity and contracts to perform or refrain from undertaking certain acts. The financing contracts include standard events of default, including non-payment, cross-defaults and insolvency. Azurix is currently in compliance with these covenants.

    At December 31, 2000, long-term debt and capital lease obligation maturities over the next five years were $80.7 million in 2001, $101.8 million in 2002, $4.7 million in 2003, $3.7 million in 2004 and $120.1 million in 2005.

    Azurix has entered into interest rate and currency swap contracts related to certain outstanding debt instruments (see Note 8).

    Effective May 1, 1999, Azurix entered into a credit agreement with Enron, which was amended as of January 24, 2000. Under this agreement, Enron loaned funds to Azurix for general, administrative and operating expenses. As of December 31, 1999 and 2000, $53.3 million and $103.1 million, respectively, was outstanding under this credit agreement. The credit agreement originally terminated on the earlier of December 15, 2001 or 90 days following the date that Enron does not own or have the power to vote at least one-third of Azurix's capital stock ordinarily entitled to vote for the election of directors and fewer than one-third of Azurix's directors are officers, directors or employees of Enron. The total commitment under the credit agreement would not exceed $60 million, $120 million and $180 million at any time during calendars years 1999, 2000 and 2001, respectively. Advances under the credit agreement bore interest at the federal funds rate plus 1.50%. The effective interest rate on these borrowings in 1999 and 2000 was 6.8% and 8.1%, respectively. In January 2001, Azurix borrowed $40.0 million under the Enron credit agreement and paid down that portion of the Azurix Europe credit facility that can be used by Azurix for general corporate purposes. Interest expense recorded for 1999 and 2000 was $2.2 million and $7.6 million, respectively. In addition, on March 16, 2001, the then outstanding balance of the Enron credit agreement of $180 million was retired through the issuance to Enron of mandatorily redeemable preferred stock and the credit agreement was terminated. As a result, the balance outstanding at December 31, 2000 under the credit agreement was classified as long-term debt - affiliates and not as current maturities of long-term debt - affiliates.

    During 1998, Azurix, though Azurix Europe, entered into a U.K. pound sterling denominated senior loan agreement with a subsidiary of a shareholder. The note accrues interest at 6.25% per annum. Under the note agreement maturing December 2001, prepayment is allowed in whole or in part at any time. The principal balance outstanding at December 31, 1999 and 2000 was $117.9 million and $109.2 million, respectively. Interest expense recorded for 1998, 1999 and 2000 was $1.9 million, $7.4 million and $6.9 million, respectively.

    In June 1999, a loan agreement was entered into with a shareholder. The principal amount is limited to $25.0 million and the balance outstanding at December 31, 1999 and 2000 was $8.8 million and $15.5 million, respectively. Individual loans made under the agreement mature in 2009 and are non-interest bearing.

NOTE 8 -- FINANCIAL INSTRUMENTS

    Azurix uses derivative financial instruments in the normal course of its business for purposes other than trading. These financial instruments include interest rate, currency swap and forward foreign exchange contracts. At December 31, 2000, Azurix had U.K. pound sterling interest rate swap contracts having a total notional principal amount of $272.4 million. Interest rate swap contracts relating to notional principal amounts of $179.4 million and $93.0 million terminate in 2001 and 2002 through 2009, respectively. At December 31, 2000, Azurix had cross-currency swap contracts to exchange U.S. dollars of $51.0 million to U.K. pound sterling of L.30.0 million, which expires in 2001, and Italian lire of 10.7 billion to U.K. pound sterling of L.4.9 million, which expires in 2002. At December 31, 2000, Azurix had forward foreign exchange contracts having a total notional principal amount of $5.5 million which terminate in 2001.

    The carrying amount of cash and cash equivalents, trade accounts receivable (net of an allowance for doubtful accounts), accounts payable and accruals and short-term debt approximates their fair value due to their short-term nature. The fair value of long-term debt and affiliate long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to Azurix for debt of the same remaining maturities. The fair value of currency swap, forward exchange and interest rate swap contracts shown below was determined based on a model which estimates the fair value of these contracts using market rates in effect at each respective date or was based on quoted market prices for similar instruments with similar maturities. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


affect the estimated fair value amounts. The comparison of estimated fair value and carrying amount are as follows:



                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                       1999           2000
                                                                     --------       --------
                                                                         (IN MILLIONS)
Long-term debt (including current maturities) (1)
         Estimated fair value .................................      $1,219.8       $1,136.6
         Carrying amount ......................................       1,338.1        1,430.9
Long-term debt - affiliates (including current maturities)
         Estimated fair value .................................         168.5          209.7
         Carrying amount ......................................         180.0          227.8
Derivatives:
     Interest rate swap contracts
         Estimated fair value .................................           7.2            2.7
         Carrying amount ......................................            --             --
     Currency swap contracts (1)
         Estimated fair value .................................          (2.8)           2.9
         Carrying amount ......................................          (1.2)          (4.1)
     Forward exchange contracts
         Estimated fair value .................................          (0.8)          (0.3)
         Carrying amount ......................................            --             --

----------

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

NOTE 9 -- INCOME TAXES

    The components of income before income taxes are as follows:


                     JANUARY 29, 1998
                         (DATE OF
                        INCEPTION)    YEAR ENDED DECEMBER 31,
                     TO DECEMBER 31,  -----------------------
                           1998          1999         2000
                     ---------------   -------      -------
                                    (IN MILLIONS)
United States ....        $(14.7)      $(86.5)      $(121.6)
Foreign ..........          43.2        152.5        (351.8)
                          ------       ------       -------
                          $ 28.5       $ 66.0       $(473.4)
                          ======       ======       =======

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Total income tax expense is summarized as follows:




                                          JANUARY 29, 1998
                                         (DATE OF INCEPTION)             YEAR ENDED DECEMBER 31,
                                           TO DECEMBER 31,     -----------------------------------------
                                                1998                  1999                  2000
                                        --------------------   -------------------   -------------------
                                                                 (IN MILLIONS)
Current tax expense:
  Federal ...........................      $      --              $     0.9                $      --
  State .............................             --                    0.3                      0.2
  Foreign ...........................            4.9                   14.1                      7.9
                                           ---------              ---------                ---------
                                                 4.9                   15.3                      8.1
                                           ---------              ---------                ---------
Deferred tax expense (benefit):
  Federal ...........................             --                  (33.1)                   (39.3)
  State .............................             --                    0.1                       --
  Foreign ...........................           13.4                   39.2                     48.8
                                           ---------              ---------                ---------
                                                13.4                    6.2                      9.5
                                           ---------              ---------                ---------
      Total income tax expense ......      $    18.3              $    21.5                $    17.6
                                           =========              =========                =========


    Income tax benefit for the components of other comprehensive loss was $0.3 million and $0.1 million for the years ended
December 31, 1999 and 2000, respectively.

    The differences between taxes computed at the U.S. federal statutory tax rate and Azurix's effective income tax rate are as follows:



                                               JANUARY 29, 1998
                                              (DATE OF INCEPTION)                     YEAR ENDED DECEMBER 31,
                                                TO DECEMBER 31,          ----------------------------------------------
                                                     1998                       1999                       2000
                                              -------------------        -------------------        -------------------
                                              AMOUNT      PERCENT        AMOUNT      PERCENT        AMOUNT      PERCENT
                                              ------      -------        ------      -------        ------      -------
                                                                   (IN MILLIONS, EXCEPT PERCENTAGES)
Statutory federal income tax
   provision ...........................      $ 10.0         35.0%       $ 23.1         35.0%       $(165.7)       35.0%
U.S. loss not benefited (valuation
   allowance reversal) .................         5.1         17.9          (5.1)        (7.7)           --           --
Foreign subsidiary company losses
   not benefited .......................         2.4          8.4            --           --         166.9        (35.3)
Nondeductible goodwill amortization ....         1.7          6.0           6.3          9.5           7.1         (1.5)
Consolidated foreign earnings
   taxed at other than the U.S. rate....        (1.8)        (6.3)         (2.5)        (3.8)         (7.1)         1.5
Equity income (loss) of foreign
   investment ..........................         0.4          1.4          (0.5)        (0.8)         13.6         (2.9)
Minority interest ......................          --           --          (0.3)        (0.4)         (1.1)         0.2
Other ..................................         0.5          1.8           0.5          0.8           3.9         (0.7)
                                              ------       ------        ------       ------        ------       ------
   Total income tax expense ............      $ 18.3         64.2%       $ 21.5         32.6%       $ 17.6         (3.7)%
                                              ======       ======        ======       ======        ======       ======

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The principal components of Azurix's net deferred income tax liability are as follows:




                                                                                DECEMBER 31,
                                                                          -----------------------
                                                                             1999           2000
                                                                           --------       --------
                                                                                (IN MILLIONS)
Deferred income tax assets:
   U.K. Advance Corporation Tax (ACT) carryforward .................      $   67.8       $   23.2
   U.S. tax loss and start-up expenditure carryforwards ............          36.3           80.6
   Foreign net operating loss carryforwards ........................          13.0            9.7
   Tax credits in foreign jurisdictions ............................           2.8            7.4
   Basis differences concession intangibles, property, plant and
       equipment and Other .........................................           7.9          163.4
   Valuation allowance .............................................          (4.8)        (180.5)
                                                                          --------       --------
       Total deferred tax assets ...................................         123.0          103.8
                                                                          --------       --------
Deferred income tax liabilities:
   Basis differences in property, plant and equipment ..............        (515.1)        (466.8)
   Liabilities not recognized for tax purposes
       and Other ...................................................          (1.6)          (6.0)
                                                                          --------       --------
       Total deferred tax liabilities ..............................        (516.7)        (472.8)
                                                                          --------       --------
       Net deferred tax liabilities ................................      $ (393.7)      $ (369.0)
                                                                          ========       ========

    Azurix's results of operations for the year ended December 31, 2000 included the impairment of the equity method investment of the Mendoza concession company of $55.0 million and the impairment of long-lived assets at the Buenos Aires concession of $389.5 million. Due to the significant uncertainty regarding the Argentine investments (see Note 17), no deferred tax benefits were recorded for these impairments. In addition, at December 31, 2000, Azurix determined that a valuation allowance on its prior and current year Argentine deferred tax assets was required, resulting in a fourth quarter tax expense of $18.5 million (see
Note 17).

    Azurix had U.K. Advance Corporation Tax credit carryforwards at December 31, 2000 of approximately $23.2 million that can be used to offset U.K. taxes payable in future years. At December 31, 2000, the U.K. ACT credit had an indefinite carryforward period. At December 31, 2000, Azurix had foreign subsidiary company loss carryforwards of approximately $27.6 million. Due to restrictions on the use of such loss carryforwards and uncertainty as to their ultimate usage, the related tax benefits have not been reflected in Azurix's results of operations.

    At December 31, 2000, Azurix had carryforwards of U.S. tax losses and start-up expenditures of approximately $230.2 million that will begin to expire in 2019. During 1998, Azurix recorded a valuation allowance on a deferred tax asset of approximately $5.1 million related to losses incurred in the United States. During the second quarter of 1999, Azurix determined that the available evidence attributable to the increased level of 1999 business activities (including consideration of the proceeds generated from the initial public offering and available U.S. tax planning strategies) indicated that it is more likely than not that the deferred tax asset associated with the 1998 U.S. losses will be realized. Accordingly, the valuation allowance of approximately $5.1 million was reversed in the second quarter of 1999. Management has determined that no valuation allowance is necessary for the U.S. losses generated through the year ended December 31, 2000 due to expected future income and available tax planning strategies.

    U.S. and foreign income taxes have been provided for earnings of foreign subsidiary and affiliate companies that are expected to be remitted to the U.S. Foreign subsidiaries' and affiliates' cumulative undistributed earnings of approximately $277.7 million are considered to be indefinitely reinvested outside the United States and, accordingly, no U.S. income taxes have been provided thereon. In the event of a distribution of those earnings in the form of dividends, Azurix may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 10 -- SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes and interest expense is as follows:


                                                          JANUARY 29, 1998
                                                         (DATE OF INCEPTION)       YEAR ENDED DECEMBER 31,
                                                           TO DECEMBER 31,         -----------------------
                                                                1998                   1999          2000
                                                         -------------------       ------------    -------
                                                                                   (IN MILLIONS)
Utility taxes(1) .................................           $ 81.7                    $   --      $   --
Income taxes .....................................               --                      29.6         7.8
Interest expense (net of amounts capitalized) ....              9.6                      47.7       115.7

----------

(1) One-time tax levied on private utilities by the U.K. Government. This amount was recorded to Wessex's net income in 1997.

NON-CASH TRANSACTIONS

    During 1998, Azurix issued $117.2 million of debt in the form of loan notes in connection with the Wessex acquisition. During 1998, Azurix received a capital contribution from Enron of the outstanding stock of a subsidiary that holds an interest in Obras Sanitarias Mendoza. The transfer was recorded at the book value of Enron of $71.8 million. During 2000, Azurix acquired assets by entering into capital leases totaling $5.4 million.

NOTE 11 -- RELATED PARTY TRANSACTIONS

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

    During 1998, 1999 and 2000, Enron provided various services to Azurix. In 1999, Azurix signed agreements with Enron pursuant to which Enron will continue to provide such services which include among other things, information technology, office space, building maintenance, security and other office services as well as employee development, training, maintenance of compensation and other benefits programs and the use of Enron-owned aircraft. Azurix may utilize Enron's regulatory affairs, marketing affairs, treasury and risk assessment and control departments. In addition, Azurix may continue to participate in Enron's corporate insurance program. The agreement provides that Azurix may use the international offices of Enron and its affiliates for projects, subject to mutual agreement with Enron or its affiliates on a project-by-project basis. The agreement provides that Azurix will reimburse Enron for direct charges related to Enron services and facilities that it utilizes. Azurix is also allocated an amount for overhead charges related to Enron corporate staff and support services which it utilizes. This overhead charge is allocated based upon factors such as employee headcount, payroll and square footage. The agreement is for an indefinite term, but either party may terminate the agreement on 180 days' notice. During 1998, 1999 and 2000, the expense recorded for these services was approximately $1.5 million, $6.6 million and $2.9 million, respectively.

    Employees of Azurix Corp. are covered by various employee benefit plans of Enron such as medical, dental, life insurance and other benefit plans. These costs are allocated to Azurix based upon Enron's costs of administering and providing the benefit plans. During 1998, 1999 and 2000, the expense recorded under the plan arrangements was approximately $1.4 million, $2.3 million and $1.4 million, respectively.

    Management believes the above allocation methods and costs are reasonable.

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    During 1998 and 1999, Enron advanced to Azurix $17.7 million and $53.4 million, respectively, related to office space and other services provided by Enron and the cost of various benefit plans for certain employees, each described above, and to fund Azurix's investment in and advances to its Cancun affiliate. The entire amount of the advances were repaid in June 1999 with the proceeds from Azurix's initial public offering of its common stock.

    A former director of a subsidiary of Wessex owns certain assets utilized in the subsidiary's operations. The subsidiary was charged $0.1 million and $0.2 million for the use of those assets during 1998 and the period in 1999 while serving as a director, respectively.

    Enron has made available letters of credit on behalf of Azurix's subsidiaries in the aggregate amount of approximately $16 million as of December 31, 1999. Azurix paid, or reimbursed Enron for, the fees associated with these letters of credit. There were no letters of credit made available by Enron on behalf of Azurix as of December 31, 2000.

    During 1999, and through March 31, 2000, Enron guaranteed debt and letter of credit obligations of up to $25 million on behalf of Azurix North America to a bank under terms of the bank credit facilities in exchange for, among other things, the elimination of requirements for various assets to be pledged. As of December 31, 1999, $16.4 million of letter of credit obligations were outstanding under this credit facility, and thus guaranteed by Enron. While the guarantee was outstanding, Azurix paid a fee to Enron of $0.3 million per annum.

    During 2000, Azurix provided certain services that included arranging, negotiating and structuring water supply arrangements for a project being developed by an Enron subsidiary. Revenues earned and received during 2000 related to these services were $1.1 million. Under a separate agreement with the Enron subsidiary, Azurix has agreed to provide future water supply and water management services to the project for a period of approximately 25 years. Future services to be provided under this agreement are contingent upon the Enron subsidiary receiving certain government approvals to proceed with its project.

    Azurix has long-term debt with affiliates (see Note 7).

NOTE 12 -- PENSION AND OTHER POSTRETIREMENT BENEFITS

    Azurix has various pension plans through its subsidiaries which include both defined benefit and defined contribution plans.

    During 1999, Wessex maintained three defined benefit pension plans that covered substantially all of its employees. On January 1, 2000, these plans were merged into a single plan. The plan assets are held in separate trustee administered funds and consist primarily of equity and debt securities. Wessex's funding policy is to contribute to the plan sufficient to satisfy legal funding requirements. Azurix Buenos Aires maintains a defined benefit plan and Lurgi Bamag maintains a defined benefit plan and a postretirement benefit plan. These plans have no assets because Azurix Buenos Aires and Lurgi Bamag have not previously provided funding. The pension costs for these plans charged to the Consolidated Statements of Income (Loss) have been determined on the advice of independent qualified actuaries and are accrued over the service lives of the employees expected to be eligible to receive such benefits.

    The weighted average assumptions used in the actuarial computations for the defined benefit plans of Wessex, Azurix Buenos Aires and Lurgi Bamag and the postretirement plan of Lurgi Bamag are shown below:



                                                            PENSION BENEFITS             POSTRETIREMENT BENEFTIS
                                                         -----------------------         -----------------------
                                                         YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                         -----------------------         -----------------------
                                                           1999          2000              1999          2000
                                                         -------        --------         -------        --------
Discount rate ...............................              5.8%           5.8%             6.0%             6.5%
Expected long-term rate of return on
   plan assets ..............................              6.5            6.8               --               --
Rate of compensation increase ...............              4.3            3.5              3.0              3.0

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    For the measurement purposes of postretirement benefits, a 4.0% annual rate of increase in healthcare costs was assumed for the years ended December 31, 1999 and 2000.

    The following represents the obligations, plan assets and funded status for the defined benefit pension plans and postretirement plan:


                                                            PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                        -----------------------       -----------------------
                                                        YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                        -----------------------       -----------------------
                                                          1999           2000           1999           2000
                                                        --------       --------       --------       --------
                                                                           (IN MILLIONS)
Change in benefit obligation:
  Benefit obligation at beginning of period ......      $  246.2       $  289.3       $     --       $    0.7
     Obligation acquired from business
       acquisitions ..............................          11.9             --            0.7             --
     Service cost ................................           7.8            6.9             --             --
     Past service cost ...........................          13.9             --             --             --
     Interest cost ...............................          13.2           16.1             --             --
     Plan participants' contributions ............           3.5            3.8             --             --
     Actuarial loss (gain) .......................           8.4            7.4             --           (0.1)
     Benefits paid ...............................          (7.7)         (12.1)            --             --
     Exchange difference .........................          (7.9)         (21.6)            --             --
                                                        --------       --------       --------       --------
   Benefit obligation at end of period ...........      $  289.3       $  289.8       $    0.7       $    0.6
                                                        ========       ========       ========       ========
Change in plan assets:
     Fair value of plan assets at beginning of
       period ....................................      $  259.2       $  290.2       $     --       $     --
     Actual return on plan assets ................          40.4            1.0             --             --
     Employer contribution .......................           1.9           15.8             --             --
     Plan participants' contributions ............           3.6            3.8             --             --
     Benefits paid ...............................          (7.6)         (11.5)            --             --
     Exchange difference .........................          (7.3)         (21.6)            --             --
                                                        --------       --------       --------       --------
   Fair value of plan assets at end of period ....      $  290.2       $  277.7       $     --       $     --
                                                        ========       ========       ========       ========
  Funded Status:
     Fair value of plan assets ...................      $  290.2       $  277.7       $     --       $     --
     Projected benefit obligation ................         289.3          289.8            0.7            0.6
                                                        --------       --------       --------       --------
     Funded status ...............................           0.9          (12.1)          (0.7)          (0.6)
     Unrecognized past service cost ..............          13.8           11.8             --             --
     Unrecognized net actuarial gain (loss) ......         (22.5)           4.2             --           (0.1)
                                                        --------       --------       --------       --------
   Prepaid benefit cost (Accrued benefit
     liability) ..................................      $   (7.8)      $    3.9       $   (0.7)      $   (0.7)
                                                        ========       ========       ========       ========

Net periodic benefit cost includes the following components:


                                                  PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                              -----------------------      ------------------------
                                              YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                              -----------------------      ------------------------
                                                1999           2000           1999          2000
                                              --------       --------       --------      ---------
                                                                 (IN MILLIONS)
 Service cost ..........................      $    7.8       $    6.9       $     --      $     --
 Interest cost .........................          13.2           16.1             --            --
 Amortization of prior service costs ...            --            0.9             --            --
 Expected return on plan assets ........         (16.3)         (18.9)            --            --
                                              --------       --------       --------      --------
 Net periodic benefit cost .............      $    4.7       $    5.0       $     --      $     --
                                              ========       ========       ========      ========

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    A 1% change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 2000:


                                                             1% INCREASE  1% DECREASE
                                                             -----------  -----------
                                                                   (IN MILLIONS)
Effect on total service and interest cost components .....      $  --       $   --
Effect on post retirement benefit obligation .............        0.1          0.1


    Azurix North America contributes to defined contribution plans for a number of its employees in the U.S. and Canada. Contributions to these plans totaled $0.4 million during the period in 1999 that Azurix owned Azurix North America and $0.3 million in 2000. Contributions to the defined contribution plans are based on percentages of compensation varying from 1% to 15% of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. In any event, contributions are limited to $3,000 per employee per annum.

    Azurix North America also contributes to a multi-employer union pension plan for certain union employees. These contributions are based on amounts negotiated between the union and the participating employers. There were no contributions related to the multi-employer plan during 1999 or 2000 because the plan is currently over funded.

NOTE 13 -- STOCK PLANS

    In February 1999, Azurix established a stock plan that provides for the granting or awarding of stock options and restricted stock to directors, officers and key employees of Azurix and members of the Azurix Board of Directors. Options granted may be either incentive stock options or non-qualified stock options and are granted at not less than the fair market value of the stock on the date of grant. At any particular time, the number of shares of common stock issued under the plan may not exceed 15% of the total number of shares of common stock outstanding. These stock options generally vest over three to five years and will be exercisable for 10 years after the date of grant. On March 16, 2001, all options and unvested restricted stock outstanding under the stock plan were cancelled (see Note 21).

    Azurix applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations in accounting for stock options issued under the plan. Accordingly, no compensation expense has been recognized for the stock options granted. Had compensation cost been recognized based on the fair value of options granted at the grant dates for awards under the plan, Azurix's net income (loss), for the years ended 1999 and 2000 would have been $21.9 million and $(487.1) million, respectively.

    The fair value of options granted in 1999 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model assuming no expected dividend yield, weighted average expected life of 3.8 years and 4.2 years, respectively, expected volatility of 82.6% and 57.4%, respectively, and a weighted average risk-free interest rate of 5.4% and 6.4%, respectively.

    Summarized information for Azurix's stock option plan is as follows:


                                                                 1999                            2000
                                                        ----------------------          ----------------------

                                                                      WEIGHTED                        WEIGHTED
                                                                      AVERAGE                         AVERAGE
                                                                      EXERCISE                        EXERCISE
     (OPTIONS IN THOUSANDS)                             OPTIONS        PRICE             OPTIONS       PRICE
                                                        -------      ----------         -------       --------
Options outstanding, beginning of year ...........          --                           10,253       $ 13.79
Granted ..........................................      12,374       $    14.31           2,016          7.49
Exercised ........................................          --               --            (251)         6.94
Forfeited ........................................      (2,121)           16.81          (4,917)        14.42
                                                        ------                           ------
Options outstanding, end of year .................      10,253            13.79           7,101         11.82
                                                        ======                           ======
Weighted average fair value of options granted ...                         8.58                          3.85

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The following table summarizes information about stock options outstanding at December 31, 2000 (options in thousands):

                                                  WEIGHTED
                                                   AVERAGE            WEIGHTED
                                                  REMAINING           AVERAGE
    RANGE OF EXERCISE           OPTIONS          CONTRACTUAL          EXERCISE
          PRICES              OUTSTANDING           LIFE               PRICE
  --------------------        -----------        -----------         -----------
      $4.00 to $7.63             3,742              9.4 years        $     7.17
      14.25 to 21.56             3,359              8.1 years             16.99


NOTE 14 -- EXTRAORDINARY LOSS

    In May 1999, Azurix Europe retired borrowings under its former senior credit facility and terminated the facility prior to its maturity. Unamortized deferred financing fees related to this facility of $9.8 million ($6.8 million net of tax benefit) were charged to income as an extraordinary loss.

NOTE 15 -- RESTRUCTURING CHARGE

    In 1998, Azurix adopted a business strategy focused on growth through acquisitions and development projects around the world. During the fourth quarter of 1998 and the first half of 1999, Azurix initiated a business development effort requiring increased personnel to pursue and support acquisition and privatization activities worldwide. The initiative was based on Azurix's expectations as to the size, number, location and timing of privatization projects that would be awarded in 1999, 2000 and beyond. During the second half of 1999, several large privatization projects were postponed or cancelled. In the fourth quarter of 1999, Azurix reevaluated its cost structure in relation to its business development efforts. As a result, Azurix announced a plan to restructure its operations, which resulted in Azurix recording a one-time, pre-tax expense totaling $34.2 million in the fourth quarter of 1999. The restructuring plan included reducing personnel, reducing leased office space and eliminating other costs relating to the pursuit of concessions in certain regions.

    The restructuring plan was completed in the fourth quarter of 2000 and involved the elimination of 213 employee positions working in the concession acquisition effort. Certain employee contracts allowed Azurix to make payments for up to five years. The restructuring liability of $5.4 million at December 31, 2000 is related to these long-term severance agreements and $2.7 million has been classified in "Accounts payable and accruals" and $2.7 million has been classified in "Other long-term liabilities" on the Consolidated Balance Sheet. There were no adjustments necessary to the restructuring liability during the year ended December 31, 2000.

NOTE 16 -- STOCKHOLDERS' EQUITY

    During 1998, Azurix issued 1,000 shares of $1.00 par value common stock. On February 2, 1999, Azurix effected a 100,000-for-one stock split and restated the par value to $0.01.

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

    In December 2000, Azurix Corp. entered into an Agreement and Plan of Merger by and among Enron Corp., Enron BW Corp., a wholly owned indirect subsidiary of Enron, and Azurix. The merger was consummated on March 16, 2001, and Azurix Corp. was the surviving corporation (see Note 21). As a result of the merger and

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

effective on the merger date, Azurix Corp. cancelled the 78,536,532 shares held by Atlantic Water Trust and issued two shares to Atlantic Water Trust. The remaining 38,919,149 shares outstanding at the time of the merger that were held by the public were cancelled and converted into the right to receive $8.375 per share. Share data for all periods presented herein has been adjusted to give effect to the cancellation of pre-merger shares and re-issuance of shares.

NOTE 17 -- ASSET IMPAIRMENTS

    In 1999, Azurix, through its subsidiary Azurix Buenos Aires S.A., was awarded and assumed operations of a water and wastewater concession in the Province of Buenos Aires, Argentina. In addition to the $438.6 million paid to the provincial government to acquire the concession contract, under the terms of the concession contract, Azurix is required to complete an investment program which it began in 1999. Azurix currently owns 90% of Azurix Buenos Aires.

    Azurix believes that the provincial government has violated the terms of the concession contract through such acts as limiting the amount Azurix can charge customers to levels below those specified in the concession contract and failing to complete and deliver infrastructure and other assets, including algae treatment works at Bahia Blanca. Azurix notified the provincial government of these and other violations in 2000. These violations have negatively impacted concession cash flows, ability to raise capital to fund the investment program of the concession and ability to provide services to the concession customers.

    Failure by the provincial government to comply with the terms of the concession contract, lack of progress in reaching resolution on these issues, despite oral assurances from provincial officials to reach resolution by year-end 2000, and prominent government officials publicly stating that Azurix should be removed as operator of the concession during the last week of 2000, resulted in Azurix evaluating its investment in the concession and related property, plant and equipment for impairment. Based on this review, in the fourth quarter of 2000, Azurix adjusted the carrying values of the concession intangible and related property, plant and equipment to their fair value by recording an impairment of $389.5 million (pre-tax and after-tax) which is included in "Impairment of long-lived assets" in the Consolidated Statements of Income (Loss). Fair value was determined based on the present value of expected future cash flows from the concession, discounted using a risk-adjusted rate.

    During 2000, there were water supply and quality problems experienced by areas within the concession, which Azurix attributes to failure of the Province to meet the terms of the concession agreement. In addition, there was negative publicity generated from growing political opposition as discussed above. Azurix recorded an additional charge of $11.0 million (pre-tax and after-tax) in the fourth quarter of 2000 to reflect the impact of these items on accounts receivable collections. This amount is included in "Operations and maintenance" expense in the Consolidated Statements of Income (Loss).

    As a result of the review of future cash flows discussed above, Azurix believes that sufficient uncertainty exists regarding the realizability of Argentine tax loss carryforwards such that a valuation allowance was appropriate at December 31, 2000 (see Note 9). This resulted in an additional tax expense of $18.5 million in the fourth quarter of 2000.

    Azurix has a 32.1% equity method investment in Obras Sanitarias Mendoza S.A., which owns a water and wastewater concession in the Province of Mendoza, Argentina. As a result of events related to its investment in the concession in the Province of Buenos Aires, Argentina discussed above, Azurix evaluated the fair value of its investment in the Mendoza concession. Fair value was determined based on the present value of expected future cash flows from the concession, discounted using a risk-adjusted rate. The resulting fair value was less than Azurix's carrying value and this loss in value was determined to be other than a temporary decline. Accordingly, Azurix recorded an impairment of $55.0 million (pre-tax and after-tax) in the fourth quarter of 2000. This amount is included in "Impairment of investment in unconsolidated affiliate" in the Consolidated Statements of Income (Loss).

    During 2000, Azurix decided to sell its investment in its e-business marketplace WaterDesk.com(TM). An initial attempt to sell WaterDesk as a public marketplace solution for the water and wastewater industry was terminated in the fourth quarter of 2000. Azurix is currently attempting to sell WaterDesk as a private marketplace or an internal procurement tool for one or several companies to conduct inter-company commerce. Azurix believes the fair market value of WaterDesk used in this latter capacity has a lower value than if it were utilized as a public

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


marketplace solution for the entire water and wastewater industry. As a result, Azurix recorded in the fourth quarter of 2000, a $12.3 million pre-tax impairment of its long-lived assets that comprise WaterDesk. This amount is included in "Impairment of long-lived assets" in the Consolidated Statements of Income (Loss).

NOTE 18 -- RESTRICTED NET ASSETS OF SUBSIDIARIES

    Certain subsidiaries of Azurix Corp. have governmental and regulatory restrictions or approvals required in order to pay dividends or to make intercompany loans and advances to it. The amount of restricted net assets of Azurix Corp. subsidiaries at December 31, 1999 and 2000 is approximately $1.6 billion.

NOTE 19 -- COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    Azurix leases office space from Enron (see Note 11). Azurix has no contractual obligation under these office lease agreements but pays to Enron the amount determined in the lease or the contract rate applied to square footage occupied. Azurix incurred rent expense to Enron for office space totaling $0.3 million, $1.7 million and $1.8 million in 1998, 1999 and 2000, respectively.

    Azurix leases property under various operating leases. Rental expense related to these leases for the years ended December 31, 1998, 1999 and 2000 were $0.2 million, $2.1 million and $7.4 million, respectively. Future minimum operating lease payments as of December 31, 2000, in the aggregate and for each of the five succeeding fiscal years, are as follows:

                                                    (IN MILLIONS)
   2001............................................   $    4.7
   2002............................................        4.0
   2003............................................        3.1
   2004............................................        1.7
   2005............................................        0.3
   2006 and beyond.................................        0.2
                                                     ---------
      Total minimum lease payments.................  $    14.0
                                                      ========

    Azurix, through Wessex and Azurix Buenos Aires, as owner of government regulated water and wastewater concessions, is required to undertake a significant capital investment program to meet statutory water quality and environmental standards. It is currently estimated that the capital expenditure programs at Wessex and Azurix Buenos Aires, along with the capital expenditure commitments of other Azurix subsidiaries, will require expenditures over the next five years of approximately $1.4 billion.

    The former parent of Lurgi Bamag had guaranteed reimbursement obligations for approximately $27 million of letters of credit issued on behalf of Lurgi Bamag. Azurix has agreed to indemnify the former parent of any payments under that guarantee.

    Azurix has contingent payment obligations to former owners of acquired entities under certain negotiated formulas. Currently, Azurix cannot assess the likelihood that payments under these obligations will occur.

LITIGATION

    Azurix is involved in various claims and lawsuits, the significant items of which are discussed below. Although no assurances can be given, Azurix believes, after considering appropriate reserves that have been established and except where noted below, that the ultimate resolution of such items will not have a material adverse effect on its financial position or results of operations.

    As previous reported in Azurix's Annual Report on Form 10-K for the year ended December 31, 1999 and other filings, on November 1, 1999, Synagro filed a lawsuit against Azurix styled Synagro Technologies, Inc. v. Azurix Corp., in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc., commonly called BioGro. On May 9, 2000, Synagro filed its First

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and (ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. The parties have agreed to a trial date in September 2001. Azurix intends to continue to vigorously defend itself against Synagro's claims and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its financial position or results of operations.

    On October 6, 2000, a lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, by Irving Rosenzweig, on behalf of himself and others similarly situated, against Azurix Corp., Enron Corp. and certain of their officers and directors. The suit is a purported class action filed on behalf of those persons who purchased the common stock of Azurix during the period from June 9, 1999, the date of Azurix's initial public offering, through and including August 8, 2000. The suit generally alleges that the defendants violated Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiff contends that the defendants issued and disseminated materially false and misleading information to the plaintiff and the investing public in connection with Azurix's initial public offering and during the class period. The plaintiff seeks rescissory and/or compensatory damages, interest and costs, including attorneys and experts fees. The plaintiff also seeks extraordinary and/or injunctive relief, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to assure that plaintiffs have an effective remedy. Several similar actions have been filed in the United States District Court for the Southern District of Texas and have been consolidated. These lawsuits are subject to the Private Securities Litigations Reform Act of 1995 and in each case the plaintiff seeks to have the action certified as a class action with plaintiff as the class representative. Azurix intends to deny the allegations in each complaint and defend these cases vigorously. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

    On October 27, 2000, a lawsuit was filed in the Court of Chancery in the State of Delaware, New Castle County, by Thomas Turberg against Azurix Corp., Enron Corp., and certain of their officers and directors. The suit is a purported class action filed on behalf of Azurix's public shareholders for the purpose of enjoining a transaction proposed by Enron for taking Azurix private at a price of $7.00 for each of Azurix's publicly held shares. The letter from Enron making this proposal and the related press release issued by Azurix were filed with the Securities and Exchange Commission on October 27, 2000, as exhibits to Azurix's Current Report on Form 8-K. The suit generally alleged that the buy-out price of $7.00 per share was unconscionable and unfair and grossly inadequate and that the defendants have breached their duties of loyalty and care with respect to Azurix's public shareholders. The plaintiff sought a judgment (i) enjoining the acquisition under the terms proposed in the letter;
(ii) to the extent the transaction is consummated prior to a final judgment, rescinding the transaction or awarding rescissory damages to the class; (iii) directing that the defendants account to the plaintiff and the class for all damages caused to them and account for all profits and any special benefits obtained by the defendants as a result of their alleged unlawful conduct; (iv) awarding to the plaintiff the costs and disbursements of the lawsuit, including a reasonable allowance for attorney fees and expenses; and (v) granting such other and further relief as the court deems appropriate. Six similar actions were subsequently filed in the Court of Chancery in the State of Delaware, New Castle County and all Delaware actions have been consolidated into a single action. In addition, a similar action was filed in the 55th Judicial District Court of Harris County, Texas. Certain of the actions filed in the Delaware court have added Atlantic Water Trust as a defendant. On December 13, 2000, the parties to the litigation executed a Memorandum of Understanding that settled both the Delaware and Texas actions in principle. Under the proposed settlement, the defendants acknowledged that the prosecution of the litigation was a material factor in causing Enron to increase the merger consideration from $7.00 to $8.375 per share. The proposed settlement provides that the defendants will not oppose plaintiffs' application for attorneys' fees and expenses up to $2.25 million, which Enron has agreed to pay. The proposed settlement is subject to the execution of definitive settlement documents, confirmatory discovery, and court approval.

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Issues regarding water quality or quantity have arisen in various areas served by Azurix Buenos Aires. Azurix believes these episodes for the most part are due to failures by the Province to deliver infrastructure that it committed to deliver under the concession contract. In a few instances, customers of Azurix Buenos Aires have filed claims for damages due to allegedly inadequate water quality. Although to date these claims have not been for material amounts, other claims regarding quality or quantity may be filed in the future, the amount of which Azurix cannot predict. Azurix would defend any such claims vigorously, if made, and would seek to have the Province of Buenos Aires brought in as a defendant and reimbursement from the Province for any liability, if assessed. Because no material claims have been asserted to date, Azurix is not in a position to assess the likelihood of assertion or of Azurix Buenos Aires prevailing on those claims.

REGULATION

    Azurix is subject to extensive federal, foreign, state and local environmental laws and regulations. Azurix anticipates future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on its financial position and results of operations.

    Most of Azurix's revenues are subject to governmental regulation of the rates that it charges to its customers. On November 25, 1999, the U.K. water regulator, the Director General of Water Services, announced price limits for U.K. water companies for the period April 1, 2000 through March 31, 2005. Wessex was notified of a determination of a 12.0% price cut effective April 1, 2000, before adjustment for inflation. The announcement included level prices through March 2003 with annual price increases effective April 1, 2003 of 3.8% and April 1, 2004 of 4.7%, before adjustment for inflation. Wessex's regulated operating revenues represented approximately 53% of Azurix's total operating revenues for the year ended December 31, 2000. The outcome of the periodic review is expected to reduce Wessex's regulated operating revenues from 1999-2000 to 2000-2001 by 12.0%, before adjustment for inflation (or by approximately 10% after adjustments for inflation and other factors), and thus materially reduce Azurix's cash flow and earnings. However, Azurix does not expect this will have a material adverse effect on its financial position.

    Wessex currently has a virtual monopoly over water supply and wastewater services within its service region, with the exception of the areas around and including the cities of Bristol and Bournemouth and a small area of rural Wiltshire, where three other companies provide only water and Wessex provides wastewater services. This may change in the future, however, as the U.K. Government and the Director are seeking to increase competition in the water sector.

    At the end of 2000, the U.K. government published new proposals. The key features include, among other things, that the Director would have the primary duty to protect consumer interests, which can include promoting competition, that competition would be reviewed in light of industry proposals on restructuring, increased level of fines, that companies would be required to provide consumers with comparative performance data and licenses for abstracting water would be reformed, including placing time limits on licenses, allowing civil actions for damages caused by abstraction and ending compensation for removal of a license after 2012. The final contents of this legislation and the timing of its enactment are uncertain, but it is unlikely to take effect prior to 2002.

    In connection with Wessex's most recent periodic review of price limits, the Director has estimated that the cost of the capital expenditures that Wessex will be required to make during the period 2000 to 2004, will be approximately
L.764 ($1,143) million. The determination assumed an after-tax cost of capital for Wessex of 4.75%.

    Azurix believes that the provincial government of Buenos Aires has failed to permit Azurix Buenos Aires to charge rates in accordance with the tariff set by the concession contract and to deliver infrastructure and other assets as required by the concession contract, thereby affecting its ability to raise capital and to serve its customers. Negotiations with the province thus far have failed to result in resolution of disputed items, despite oral assurances from provincial officials to Azurix Buenos Aires management that various matters would be resolved by the end of 2000, including allowing Azurix to charge rates at levels consistent with the concession contract. In addition, during the last week of December 2000, some prominent officials in the Province publicly advocated canceling the concession. Azurix does not believe the Province has grounds for cancellation without compensation and is vigorously challenging the Province's actions and will continue to do so; however, the lack

                                  AZURIX CORP.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of resolution on rates by December 31, 2000, and a shift in the political environment during the last week of 2000 caused Azurix to revise its expectation of future cash flows from this concession, including collection rates from customers, and to evaluate the recoverability of related tax assets. Accordingly, Azurix has written down the carrying value of the concession intangible and related property, plant and equipment to its fair value. In addition it has recorded an increase in bad debt expense and recorded a valuation allowance against its Argentine tax loss carryforwards (see Note 17).

    On February 15, 2001, the Province and Azurix Buenos Aires entered into a Memorandum of Understanding regarding a variety of issues between them. The Memorandum of Understanding, among other things, set an investment program for 2001 at a lower level than previously required and established a framework for negotiating issues associated with tariff levels and the remaining capital program. There is no assurance, however, that these negotiations will result in a resolution satisfactory to Azurix or the Province.

NOTE 20 -- GEOGRAPHIC INFORMATION

    Financial information by geographic area is as follows:

                                                    OPERATING REVENUES
                                   -------------------------------------------------------
                                    JANUARY 29, 1998                   YEAR ENDED
                                   (DATE OF INCEPTION)                DECEMBER 31,
                                         TO               --------------------------------
                                    DECEMBER 31, 1998         1999                2000
                                   -------------------    -------------          ---------
                                                         (IN MILLIONS)
   United States ........               $   --               $ 57.9              $107.7
   United Kingdom .......                112.5                453.9               407.2
   Canada ...............                   --                 30.6                53.9
   Argentina ............                   --                 39.5                90.3
   Mexico ...............                   --                  8.3                19.9
   Other ................                  7.2                 27.8                78.3
                                        ------               ------              ------
          Total .........               $119.7               $618.0              $757.3
                                        ======               ======              ======


                                                    LONG-LIVED ASSETS(1)
                                   -------------------------------------------------------
                                    JANUARY 29, 1998                   YEAR ENDED
                                   (DATE OF INCEPTION)                DECEMBER 31,
                                         TO               --------------------------------
                                    DECEMBER 31, 1998         1999                2000
                                   -------------------    -------------          ---------
                                                         (IN MILLIONS)
   United States ........               $    2.3             $   84.6            $   73.9
   United Kingdom .......                2,249.9              2,363.7             2,302.4
   Canada ...............                     --                 13.4                26.7
   Argentina ............                   73.6                529.4               114.9
   Mexico ...............                     --                 26.2                67.0
   Other ................                    2.9                 13.1                25.5
                                        --------             --------            --------
          Total .........               $2,328.7             $3,030.4            $2,610.4
                                        ========             ========            ========

------------

(1) Long-lived assets represents property, plant and equipment, net of accumulated depreciation, concession intangibles, net of accumulated amortization and investments in and advances to unconsolidated affiliates.

NOTE 21 -- SUBSEQUENT EVENTS

    On March 16, 2001, shareholders of Azurix Corp. approved and adopted the Agreement and Plan of Merger by and among Enron Corp., Enron BW Corp., a wholly owned indirect subsidiary of Enron, and Azurix dated as of December 15, 2000. The merger was consummated on March 16, 2001, at which time Enron BW Corp. was merged into Azurix with Azurix being the surviving corporation.

    Under the Agreement and Plan of Merger, each issued and outstanding share of Azurix Corp. common stock, other than those shares held by Atlantic Water Trust, Enron Corp., Enron BW Corp., Azurix and any of their wholly owned subsidiaries, was cancelled and converted into the right to receive $8.375 per share. On the date of the merger, Enron BW Corp. had $325.9 million of cash that was used to pay

                                  AZURIX CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



consideration to the public shareholders whose shares were cancelled. As a result of the merger and effective on the merger date, Azurix Corp. had three shares of common stock outstanding and Azurix Corp. common stock ceased to be publicly held.

    Pursuant to the terms of the Agreement and Plan of Merger, on March 16, 2001, all Azurix stock options and unvested restricted stock outstanding were cancelled. Holders of the options received a cash payment, less applicable withholding taxes, for both vested and unvested options, based on the excess of $8.375 over the exercise price per share. Holders of unvested restricted stock received a cash payment of $8.375 per share, less applicable withholding taxes. These payments resulted in Azurix recognizing a pre-tax charge of approximately $4.3 million in the first quarter of 2001.

    In addition, under the Agreement and Plan of Merger, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million. The preferred stock may not be redeemed by Azurix Corp. prior to the date that all of its senior notes due 2007 and 2010 have been redeemed. The preferred stock must be redeemed on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of its senior notes have been redeemed.

    The definitive proxy statement that Azurix mailed to its shareholders in connection with the merger stated that Enron does not view Azurix as a core strategic asset. While no definitive plans have been made, Azurix intends to pursue the potential disposal of certain of its assets provided favorable prices for those assets can be obtained. Such asset disposals, should they occur, may result in Azurix incurring losses in future periods.

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

ARTHUR ANDERSEN

London, England
March 12, 1999

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED OCTOBER 2, 1998
                      (TRANSLATED INTO USD -- SEE NOTE 1)

                                                                SIX MONTHS
                                                                   ENDED
                                                                OCTOBER 2,
                                                                   1998
                                                              ---------------
                                                              IN MILLIONS USD
                                                                (EXCEPT FOR
                                                              PER SHARE DATA)
Operating revenues..........................................      $233.8
Operating expenses:
  Operations and maintenance................................        61.7
  General and administrative................................        36.4
  Depreciation and amortization.............................        35.2
                                                                  ------
Operating income............................................       100.5
                                                                  ------
Other income (expense):
  Interest income...........................................         0.2
  Interest expense..........................................        (6.3)
  Equity earnings...........................................         5.8
                                                                  ------
Income before taxes.........................................       100.2
                                                                  ------
Taxation on ordinary activities.............................        28.4
Utility tax.................................................          --
                                                                  ------
Net income..................................................        71.8
Dividends on preference shares..............................         7.7
                                                                  ------
Net income attributable to common stockholders..............      $ 64.1
                                                                  ======
Basic earnings per share....................................      $ 0.30
                                                                  ======
Diluted earnings per share..................................      $ 0.30
                                                                  ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED OCTOBER 2, 1998
                      (TRANSLATED INTO USD -- SEE NOTE 1)

                                                                SIX MONTHS
                                                                   ENDED
                                                                OCTOBER 2,
                                                                   1998
                                                              ---------------
                                                              IN MILLIONS USD
Operating Activities:
Net income..................................................      $  71.8
Adjustments required to reflect cash flows from operating
  activities:
Income and expense items not involving cash flows:
  Share in profits of equity method investee, net of related
     taxes..................................................         (3.1)
  Depreciation and amortization.............................         35.2
  Deferred taxes............................................         23.2
  Loss on disposal of fixed assets..........................          0.8
  Other.....................................................          0.1
                                                                  -------
                                                                    128.0
                                                                  -------
Changes in operating asset and liability items:
  (Increase) decrease in trade accounts receivable..........          6.9
  (Increase) in prepayments.................................         (0.3)
  (Increase) decrease in other current assets...............         (8.3)
  Increase (decrease) in advances from customers............          2.5
  Increase in accounts payable and accruals.................          3.4
                                                                  -------
                                                                      4.2
                                                                  -------
Net cash provided by operating activities...................        132.2
                                                                  -------
Investing Activities:
  Purchase of fixed assets..................................       (108.9)
  Decrease in short-term investments........................           --
  Other.....................................................          0.5
                                                                  -------
Net cash used in investing activities.......................       (108.4)
                                                                  -------
Financing Activities:
  Repurchase of ordinary shares.............................           --
  Repurchase of preference shares...........................       (143.4)
  Short-term loans received.................................        177.5
  Repayment of lease obligations............................         (8.7)
  Dividends paid............................................        (51.4)
  Other.....................................................          2.4
                                                                  -------
Net cash (used in) provided by financing activities.........        (23.6)
                                                                  -------
Effect of exchange rate changes on cash balances............         (0.3)
                                                                  -------
Decrease in cash and cash equivalents.......................         (0.1)
Balance of cash and cash equivalents at beginning of
  period....................................................          1.8
                                                                  -------
Balance of cash and cash equivalents at end of period.......      $   1.7
                                                                  =======
Supplemental Cash Flow Items:
  Interest paid (net of amounts capitalized)................      $   8.6
  Income taxes paid.........................................          5.3
  Utility tax paid..........................................           --
Non-Cash Investing and Financing Activities:
  Scrip dividends...........................................         37.4

  The accompanying notes are an integral part of these consolidated financial statements.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 2, 1998
                      (TRANSLATED INTO USD -- SEE NOTE 1)
                               (IN MILLIONS USD)

                                                               ACCUMULATED
                                                 ADDITIONAL       OTHER
                                        COMMON    PAID-IN     COMPREHENSIVE   RETAINED              COMPREHENSIVE
                                        STOCK     CAPITAL        INCOME       EARNINGS    TOTAL        INCOME
                                        ------   ----------   -------------   --------   --------   -------------
Balance at March 31, 1998.............  $188.3     $ 80.6        $182.0        $778.6    $1,229.5
  Net income..........................                                           71.8        71.8       $71.8
  Other comprehensive income:
     Translation differences..........                             18.8                      18.8        18.8
     Unrealized gain on listed
       investment.....................                             (0.2)                     (0.2)       (0.2)
                                                                                                        -----
          Total comprehensive
            income....................                                                                  $90.4
                                                                                                        =====
  Shares issued.......................    5.1        33.8                                    38.9
  Dividends...........................                                          (57.1)      (57.1)
                                        ------     ------        ------        ------    --------
Balance at October 2, 1998............  $193.4     $114.4        $200.6        $793.3    $1,301.7
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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 is applicable to all financial statements for fiscal years beginning after December 15, 1998 and initial adoption is required to be reflected as a cumulative effect of an accounting change. The adoption of SOP 98-5 is not expected to have a material effect on Wessex's financial position or results of operations.

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INTEREST EXPENSE

                                                                 SIX MONTHS
                                                                   ENDED
                                                                 OCTOBER 2,
                                                                    1998
                                                              ----------------
                                                              (IN MILLIONS OF
                                                                US DOLLARS)
Gross interest expense......................................       $11.3
Interest capitalized........................................        (5.0)
                                                                   -----
Net interest expense........................................       $ 6.3
                                                                   =====

NOTE 3 -- INVESTMENT IN EQUITY METHOD INVESTEE

     During the six months ended October 2, 1998, Wessex had a 50.0% share of Wessex Waste Management Ltd, holding Class B shares of L1 each. During this period, Wessex's share of earnings of Wessex Waste Management Ltd was 50.0%. Wessex Waste Management Ltd trades as UK Waste through its wholly owned subsidiaries. UK Waste collects, recycles and disposes of waste from commercial and domestic customers.

     Summarized financial information for Wessex Waste Management Ltd is presented below.

                                                               SIX MONTHS ENDED
                                                               OCTOBER 2, 1998
                                                               ----------------
                                                               (IN MILLIONS OF
                                                                 US DOLLARS)
Revenues....................................................        $145.2
Operating profit............................................          10.6
Net income before tax.......................................          11.6

NOTE 4 -- STOCKHOLDERS' EQUITY

STOCK OPTIONS

     Wessex applies APB 25 in accounting for its stock-based compensation plans ("share option plans"). Accordingly, compensation expense of $0.2 million was recorded for the six months ended October 2, 1998.

     Details of the share option plans are summarized in the table below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                           EXERCISE PRICE
OPTIONS                                                         SHARES        (IN GBP)
-------                                                       ----------   --------------
Outstanding at March 31, 1998...............................   3,129,581        2.68
Granted.....................................................     371,597        3.64
Exercised...................................................    (320,197)       2.62
Forfeited...................................................     (24,688)       2.73
                                                              ----------        ----
Outstanding at October 2, 1998..............................   3,156,293        2.80
                                                              ----------        ----
Exercisable at October 2, 1998..............................     629,674        3.10

     The exercise price of the savings-related share options granted was 20% below market price.

     If Wessex had elected to recognize compensation expense based on the fair value of the stock options at the grant date in accordance with SFAS 123, "Accounting for Stock Based Compensation," compensation

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expense of $0.3 million would have been recorded for the six months ended October 2, 1998. Net income would have been reduced to the pro forma amount indicated below:

                                                                SIX MONTHS
                                                                   ENDED
                                                                OCTOBER 2,
                                                                   1998
                                                              ---------------
                                                              (IN MILLIONS OF
                                                                US DOLLARS,
                                                                EXCEPT PER
                                                              SHARE AMOUNTS)
Net income:
  As reported...............................................       $71.8
  Pro forma.................................................        71.7
Basic earnings per share:
  As reported...............................................       $0.30
  Pro forma.................................................        0.30

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the six months ended October 2, 1998:

                                                              SIX MONTHS
                                                                ENDED
                                                              OCTOBER 2,
                                                                 1998
                                                              ----------
Dividend yield..............................................        4.1%
Expected volatility.........................................         21%
Risk-free interest rate.....................................        6.3%
Expected lives..............................................  4.9 years
Weighted average option price (GBP).........................       3.64
Weighted average fair market value at date of grant (GBP)...       1.24

NOTE 5 -- REDEEMABLE PREFERENCE SHARES

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

NOTE 6 -- EARNINGS PER SHARE

     Reconciliation of the numerator and denominator as used in the calculation of earnings per share:

                                                              SIX MONTHS
                                                                ENDED
                                                              OCTOBER 2,
NUMERATOR (IN MILLIONS OF US DOLLARS)                            1998
-------------------------------------                         ----------
Basic
  Net income attributable to ordinary stockholders..........    $ 64.1
  Dividends paid to convertible stockholders................        --
                                                                ------
Diluted
  Net income available to ordinary and convertible
     stockholders...........................................    $ 64.1
                                                                ======

                                                              SIX MONTHS
                                                                ENDED
                                                              OCTOBER 2,
DENOMINATOR (IN MILLIONS)                                        1998
-------------------------                                     ----------
Basic
  Weighted average shares outstanding during year...........     213.0
  Effect of dilutive securities:
     Stock options..........................................       1.5
     Convertible securities.................................        --
                                                                ------
Diluted.....................................................     214.5
                                                                ======

NOTE 7 -- INCOME TAXES

     Total income tax expense is summarized as follows:

                                                                SIX MONTHS
                                                                   ENDED
                                                                OCTOBER 2,
                                                                   1998
                                                              ---------------
                                                              (IN MILLIONS OF
                                                                US DOLLARS)
Current tax.................................................       $ 3.0
Deferred tax................................................        23.2
Share of tax of equity method investee......................         2.2
Utility tax.................................................          --
                                                                   -----
          Total income tax expense..........................       $28.4
                                                                   =====

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences between taxes computed at the statutory tax rate and Wessex's effective income tax rate are as follows:

                                                       SIX MONTHS ENDED
                                                          OCTOBER 2,
                                                             1998
                                                      -------------------
                                                        (IN MILLIONS OF
                                                       US DOLLARS EXCEPT
                                                         PERCENTAGES)
Tax at statutory tax rate 31%.......................         $31.1
Change in tax rate..................................         (12.7)
Non-deductible expenses.............................           7.9
Equity investee.....................................           0.5
Other...............................................           1.6
                                                             -----
          Total before utility tax..................          28.4
                                                             -----
Utility tax.........................................            --
                                                             -----
          Total.....................................         $28.4
                                                             =====
Effective rate before utility tax...................            28%
Effective rate after utility tax....................            28%

     The change in the tax rate from 31% to 30% effective from April 1, 1999 was enacted on July 31, 1998.

NOTE 8 -- PENSIONS

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

     The following assumptions were used in determining the pension charge for the period, and are determined as of the beginning of the period:

                                                            SIX MONTHS
                                                              ENDED
                                                            OCTOBER 2,
                                                               1998
                                                            ----------
Discount rate...........................................       6.5%
Yield on government bonds...............................       6.0
Expected return on plan assets..........................       7.5
Rate of compensation increase...........................       5.0
Pension increases after April 5, 1997...................       3.0

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net periodic benefit cost includes the following components:

                                                            SIX MONTHS
                                                               ENDED
                                                            OCTOBER 2,
                                                               1998
                                                          ---------------
                                                          (IN MILLIONS OF
                                                            US DOLLARS)
Service cost............................................       $3.1
Interest cost...........................................        7.4
Expected return on plan assets..........................       (9.4)
Recognition of transition asset.........................       (0.5)
Amortization of prior service cost......................        0.3
Recognized actuarial gain...............................         --
Curtailments............................................         --
                                                               ----
Net periodic benefit cost...............................       $0.9
                                                               ====

     The net periodic benefit cost is included within operating expenses in the income statement.

NOTE 9 -- SEGMENT AND GEOGRAPHIC INFORMATION

     Wessex's principal business is the provision of water supply and wastewater services in southwestern England. For management reporting purposes the operations are divided into three service categories: regulated water services, unregulated water services and SC Technology. Regulated water services accounted for approximately 91% of revenues for the six months ended October 2, 1998. Wessex's management regularly reviews financial information relating to these three service categories. The financial information provided to and reviewed by the chief operating decision maker does not include balance sheet information by segment. The financial management information is prepared using UK generally accepted accounting principles which differ in certain significant respects from US generally accepted accounting principles.

                                                                    SIX MONTHS ENDED
                                                                     OCTOBER 2, 1998
                                                              -----------------------------
                                                              REGULATED
                                                                WATER
                                                               SERVICES    OTHER     TOTAL
                                                              ----------   ------   -------
                                                               (IN MILLIONS OF US DOLLARS)
External revenue............................................    $213.6     $20.2    $233.8
Intersegment revenue........................................        --       2.1       2.1
                                                                ------     -----    ------
Total revenue...............................................     213.6      22.3     235.9
Segment result..............................................      95.2       5.3     100.5
Depreciation................................................      27.4       0.5      27.9

                                WESSEX WATER PLC
                         (NOW RENAMED WESSEX WATER LTD)
                             (PREDECESSOR COMPANY)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliation of segment results to income before taxes:

                                                                SIX MONTHS
                                                                   ENDED
                                                                OCTOBER 2,
                                                                   1998
                                                              ---------------
                                                              (IN MILLIONS OF
                                                                US DOLLARS)
Total segment result for reportable segments................      $100.5
  Intersegment profit.......................................        (0.3)
  Head office charges.......................................        (2.8)
  US GAAP adjustments:
     Infrastructure renewals charge.........................         8.3
     Depreciation on infrastructure assets..................        (6.3)
     Other..................................................         1.1
                                                                  ------
  US GAAP operating profit..................................       100.5
  Share in results of equity method investee................         5.8
  Net interest income (expense).............................        (6.1)
                                                                  ------
  Income before tax.........................................      $100.2
                                                                  ======

NOTE 10 -- RELATED PARTY TRANSACTIONS

     During the six months ended October 2, 1998, Wessex had a 50.0% interest in Wessex Waste Management Ltd. This investment is further described in Note 3. Waste Management (UK) Holdings Ltd, a subsidiary of Waste Management International, is the other 50.0% owner of Wessex Waste Management Ltd. Related party transactions with Wessex Waste Management Ltd and Waste Management International group companies for the six months ended October 2, 1998 follow:

          (a) A director of SC Technology owns certain of the assets at the company's operation in Biel, Switzerland, for which a charge was made to SC Technology of $0.2 million for the six months ended October 2, 1998.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

LEASES

     Rent expense amounted to approximately $0.3 million for the six months ended October 2, 1998.

GUARANTEES

     Wessex Water Plc has acted as guarantor for certain borrowing facilities made available to Wessex Water Services Ltd. As part of the banking arrangements, Wessex Water Plc has entered into a cross-undertaking with Wessex Water Services Ltd in relation to the latter's overdraft and related facilities.

NOTE 12 -- SUBSEQUENT EVENTS

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

     On October 2, 1998 Enron announced that it had received acceptances representing more than 90 percent of all ordinary shares. On that same date notices were issued to the remaining Wessex ordinary shareholders, informing them that Enron intended to exercise its rights under Section 429 of the Companies Act 1985 to acquire compulsorily all of the outstanding ordinary shares. The compulsory share acquisition was completed in November 1998. Offer documents were also sent to the stock option holders in the Savings-Related Share Option Scheme. The options outstanding under this scheme and the Executive Share Option Scheme were either exercised and the shares acquired by Enron, or compensation was paid to settle the liabilities under the schemes. All stock option schemes are now closed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

J. Clifford Baxter                                     Director since March 2001
Vice Chairman, Enron Corp.                                                Age 42

     Mr. Baxter has served as Vice Chairman of Enron since October 2000 and Chief Strategy Officer since June 2000. He served as Chairman and Chief Executive Officer, Enron North America Corp., from June 1999 until June 2000, Senior Vice President, Corporate Development, Enron Corp., from January 1997 until June 1999 and Managing Director, Enron Capital and Trade Resources Corp. ("ECT") in 1996 and as Vice President, Corporate Development, ECT in 1995 and 1996.

James V. Derrick, Jr.                                  Director since March 2001
Executive Vice President and General Counsel, Enron Corp.                 Age 56

     Mr. Derrick has served as Executive Vice President and General Counsel of Enron since July 1999. He served as Senior Vice President and General Counsel of Enron from June 1991 to July 1999. He was a Partner of Vinson & Elkins L.L.P. from January 1977 until June 1991.

J. Mark Metts                                          Director since March 2001
Executive Vice President, Corporate Development, Enron Corp.              Age 42

     Mr. Metts has served as Executive Vice President, Corporate Development of Enron since August 1999. He was a Partner of Vinson & Elkins L.L.P. from January 1991 until August 1999.

EXECUTIVE OFFICERS

John L. Garrison, Jr.
President and Chief Executive Officer                                     Age 40

     Mr. Garrison was elected President and Chief Executive Officer in August 2000. Mr. Garrison served as President and Chief Operating Officer from March 2000 to August 2000 and as President, Europe/South America from December 1999 to March 2000. Mr. Garrison has served as an Executive Director of Azurix since November 1999 and was a Managing Director from April 1999 to November 1999. Prior to joining Azurix, Mr. Garrison served as Vice President and General Manager of the North American Agricultural Group of Case Corp. from August 1995 to April 1999. Before joining Case Corp., Mr. Garrison served as a principal with Enron Development Corp. from July 1992 to July 1995 and was responsible for gas and power infrastructure development for the United States, Colombia and Mexico.

Colin F. Skellett                                                         Age 55
Vice Chairman, Operations

     Mr. Skellett has served as Vice Chairman, Operations of Azurix since November 1999. Mr. Skellett served as Executive Director, Technical and Operating, Environmental and Safety Services of Azurix from October 1998 to October 1999. Mr. Skellett has served as Chief Executive of Wessex since January 1995. Mr. Skellett served as Managing Director of Wessex from September 1989 to January 1995. Mr. Skellett is also Chairman of Wessex Water Services Limited and is the U.K. representative on the European Union of National Associations of Water Suppliers and Waste Water Services.

Amanda K. Martin                                                          Age 40
Executive Director and President, North America

     Amanda K. Martin has served as Executive Director and President, North America since December 1999. From September 1998 to December 1999, Ms. Martin was Executive Director, Americas for Azurix. Commencing in 1991, Ms. Martin served in various positions with Enron Capital & Trade Resources Corp., including President of Energy and Finance Services from January 1998 to September 1998, Managing Director and Vice President of Business Ventures and Asset Management from September 1996 to January 1998, Vice President of Business Ventures and Asset Management from April 1994 to September 1996, and Senior Counsel from March 1993 to April 1994.

John C. Ale                                                               Age 46
Executive Director and General Counsel

     Mr. Ale has served as Executive Director and General Counsel of Azurix since December 1998. Prior to joining Azurix, Mr. Ale was with the law firm of Vinson & Elkins L.L.P. for more than 17 years, and was a partner for more than 12 years. From December 1996 to October 1998, Mr. Ale served as managing partner of the London office of Vinson & Elkins. From July 1993 to October 1998, he was chairman of Vinson & Elkins' project finance and development practice. Prior to joining Vinson & Elkins, Mr. Ale served as law clerk to the Honorable Warren E. Burger, then Chief Justice of the United States.

J. Michael Anderson                                                       Age 38
Managing Director and Chief Financial Officer

     Mr. Anderson has served as Managing Director and Chief Financial Officer of Azurix since May 2000. Mr. Anderson served as Senior Vice President, Corporate Development from February 2000 until May 2000 and was Vice President, Corporate Development from September 1999 until February 2000. Prior to joining Azurix, Mr. Anderson spent 10 years with The Chase Manhattan Corporation, most recently as Vice President in the Global Mergers and Acquisitions Group of Chase Securities Inc. where he provided merger and acquisition advisory services to clients in a broad range of industries.

ITEM 11. EXECUTIVE COMPENSATION

     With respect to the executive compensation information provided below, on March 16, 2001, the date on which Azurix merged with an indirect, wholly owned subsidiary of Enron, the Azurix stock incentive plan and all stock options granted under the stock plan were cancelled. All stock options outstanding at the effective time of the merger entitled the holder to receive a cash payment equal to the product of (i) the number of shares subject to the option (without regard to whether such option was vested or unvested) and (ii) the excess, if any, of $8.375 over the exercise price per share. In addition, in connection with the merger, all shares of restricted stock were vested and entitled the holder to receive $8.375 per share.

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for the fiscal years ending December 31, 2000, 1999 and 1998, for our Chief Executive Officer, our four other highest compensated executive officers who served in such capacities as of December 31, 2000 and our former Chief Executive Officer who left Azurix prior to the end of fiscal 2000.

                                                                      ANNUAL COMPENSATION
                                                            ------------------------------------------
                                                                                          OTHER ANNUAL          ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR      SALARY         BONUS        COMPENSATION        COMPENSATION
---------------------------                         ----    ----------       -----        ------------        ------------

John L. Garrison, Jr. ......................        2000    $  422,918     $     --         $    --           $   3,188 (1)
     President and Chief Executive Officer          1999       246,965      200,000(2)           --             103,467(3)(4)(5)

Colin F. Skellett...........................        2000       386,555           --              --                  --
     Vice Chairman, Operations                      1999       410,590           --              --                  --
                                                    1998       105,825       85,000(6)           --                  --

Amanda K. Martin (7)........................        2000       400,000           --              --               3,693(1)
 Executive Director and President, North            1999       400,000           --              --              24,281(4)(5)
 America                                            1998       106,999      181,250              --             350,000(8)

John C. Ale.................................        2000       340,000           --              --              89,300(9)
 Executive Director and General Counsel             1999       340,000           --              --             174,903(4)(10)
                                                    1998        19,318           --              --             312,638(11)

J. Michael Anderson.........................        2000       278,855      200,000              --               3,550(1)
  Managing Director and Chief Financial
  Officer

Rebecca P. Mark (7) (12)....................        2000        497,910       --              --                  3,400(1)
 Former Chairman and Chief Executive Officer        1999        710,000       --            122,446(13)          41,089(4)(5)
                                                    1998        145,306       --            65,653 (13)              --

----------

(1) Represents 2000 matching contributions paid by Azurix to Enron in connection with the employee's participation in the Enron Corp. Savings Plan.

(2)  Represents a sign-on bonus paid upon Mr. Garrison's employment with Azurix.

(3) Includes $83,936 received in connection with Mr. Garrison's relocation to Houston, Texas.

(4) Includes shares of restricted stock granted on December 17, 1999 in lieu of Azurix's continued participation in the Enron Cash Balance Plan as follows:
     Mr. Garrison, 2,690 shares vesting on December 31, 2000; Ms. Martin, 3,070 shares vesting on December 31, 2000; Mr. Ale, 2,610 shares vesting on December 10, 2003; and Ms. Mark, 5,450 shares vesting on December 31, 2000.

(5) Includes 1999 matching contributions paid by Azurix to Enron in connection with the employee's participation in the Enron Corp. Savings Plan as follows: Mr. Garrison, $533, Ms. Martin, $2,599 and Ms. Mark, $2,599.

(6) Mr. Skellett joined Azurix in October 1998 in conjunction with the acquisition of Wessex Water Ltd. Mr. Skellett's bonus for 1998 was based on qualitative criteria and was awarded in relation to the formation of Azurix's technical and operational organization.

(7) Ms. Mark and Ms. Martin were paid by Enron and/or its affiliates for the entire year ended December 31, 1998. The salary and bonus amounts for 1998 shown in the table are the amounts of their total compensation received from Enron that were allocated by Enron to Azurix and paid by Azurix to Enron for services rendered to Azurix. The bonus amounts for 1998 allocated to Azurix by Enron for Ms.

     Martin were based on qualitative criteria and were awarded in relation to the Azurix's business development effort for the Americas.

(8) Represents compensation paid to Ms. Martin for forgoing compensation from her previous employer, Enron Capital & Trade Resources Corp.

(9) Represents a tax equalization payment received in connection with his overseas assignment.

(10) Includes $126,470 in compensation received in connection with his overseas assignment and $30,000 in connection with his relocation to Houston, Texas.

(11) Includes $312,638 in compensation paid to Mr. Ale for forgoing distributions of income from his previous employer.

(12) Ms. Mark resigned as Chairman, Chief Executive Officer and Director of Azurix and terminated her employment with Azurix on August 25, 2000. For a discussion of Ms. Mark's severance agreement please read "Severance Agreements" below.

(13) Includes $101,146 and $62,419 reported as income and paid by Azurix for Ms. Mark for personal airplane usage for 1999 and 1998, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to grants of stock options to the named executive officers listed in the Summary Compensation Table. On March 16, 2001, the date on which Azurix merged with an indirect, wholly owned subsidiary of Enron, the Azurix stock incentive plan and all stock options granted under the stock plan were cancelled. All stock options outstanding at the effective time of the merger entitled the holder to receive a cash payment equal to the product of (i) the number of shares subject to the option (without regard to whether such option was vested or unvested) and (ii) the excess, if any, of $8.375 over the exercise price per share.

                                                         OPTION GRANTS IN 2000
                           NUMBER OF     PERCENT OF                                      POTENTIAL REALIZABLE VALUE AT
                           SHARES OF       TOTAL                                                   ASSUMED
                            COMMON        OPTIONS                                             RATES OF STOCK PRICE
                             STOCK       GRANTED TO                                               APPRECIATION
                           UNDERLYING     EMPLOYEES      EXERCISE                               FOR OPTION TERM(2)
                            OPTIONS          IN            PRICE        EXPIRATION      ------------------------------
       NAME                 GRANTED      FISCAL YEAR    ($/SHARE)(1)       DATE          0%          5%         10%
       ----                ----------    -----------    ------------    ----------       --       --------   ----------

John L. Garrison, Jr..         100,000(3)      5.5%         $7.5625        3/23/10        0       $476,000   $1,205,000
                                74,410(4)      4.1%          7.5625        3/23/10        0        354,192      896,640

Colin F. Skellett.....          53,970(4)      3.0%          7.5625        3/23/10        0        256,897      650,338


Amanda K. Martin......          79,370(4)      4.4%          7.5625        3/23/10        0        377,801      956,408


John C. Ale...........          44,975(4)      2.5%          7.5625        3/23/10        0        214,081      541,949
                                26,500(3)      1.5%          7.5625        3/23/10        0        126,140      319,325

J. Michael Anderson...         200,000(3)     11.0%          7.5625        3/23/10        0        952,000    2,410,000
                                39,685(4)      2.2%          7.5625        3/23/10        0        188,900      478,204
Rebecca P. Mark (5)...              --          --               --             --       --             --           --

----------

(1) Options are granted at the market price of Azurix Common Stock on the date of grant.

(2) The 0%, 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the 10-year option term will be at the assumed 0%, 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized form the option grants. The potential realizable value is calculated by assuming that the fair market value of the Common Stock on the date of grant of the options appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day at the appreciated price.

(3) Options granted on March 23, 2000 which are subject to (a) 25% vesting upon the achievement in any year of financial performance measures established by the Board of Directors with respect to that year and (b) 100% vesting on March 23, 2006.

(4) Options granted on March 23, 2000 which are subject to 100% vesting on the earlier of: (a) March 23, 2006 and (b) the achievement in any year of financial performance measures established by the Board of Directors with respect to that year.

(5) Ms. Mark resigned as Chairman, Chief Executive Officer and Director of Azurix and terminated her employment with Azurix on August 25, 2000. For a discussion of Ms. Mark's severance agreement please read "Severance Agreements" below.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table discloses the options that were exercised by the named executive officers during 2000 and sets forth the number and value of their unexercised options as of December 31, 2000. On March 16, 2001, the date on which Azurix merged with an indirect, wholly owned subsidiary of Enron, the Azurix stock incentive plan and all stock options granted under the stock plan were cancelled. All stock options outstanding at the effective time of the merger entitled the holder to receive a cash payment equal to the product of (i) the number of shares subject to the option (without regard to whether such option was vested or unvested) and (ii) the excess, if any, of $8.375 over the exercise price per share.

   AGGREGATED OPTION EXERCISES IN 2000 AND OPTION VALUES ON DECEMBER 31, 2000

                                                                NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED               IN-THE-MONEY
                                   SHARES                             OPTIONS AT                     OPTIONS AT
                                  ACQUIRED                        DECEMBER 31, 2000              DECEMBER 31, 2000(1)
                                     ON            VALUE    ---------------------------    -----------------------------
  NAME                            EXERCISE       REALIZED   EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
  ----                            --------       --------   -----------   -------------    -------------   -------------


  John L. Garrison, Jr..              0             0          100,000        659,410        $     0           $340,256
  Colin F. Skellett.....              0             0          200,000        578,970              0            189,981
  Amanda K. Martin......              0             0          250,000        984,370              0            243,356
  John C. Ale...........              0             0           62,500        313,975              0            113,422
  J. Michael Anderson...              0             0           31,461        308,355         29,464            206,053
  Rebecca P. Mark(2)....              0             0          500,000              0              0                  0


----------

(1)  Based on December 29, 2000 Azurix Stock Price of $8.1875.

(2) Ms. Mark resigned as Chairman, Chief Executive Officer and Director of Azurix and terminated her employment with Azurix on August 25, 2000. Under the terms of her severance agreement, Ms. Mark retained 500,000 Azurix vested stock options issued at $16.72 per share. For a discussion of Ms. Mark's severance agreement, please read "Severance Agreements" below.

PENSION PLANS

     Mr. Skellett participates in the contributory defined benefit pension plan maintained by Wessex Water Ltd, a wholly owned subsidiary of Azurix. The plan provides retirement benefits based on service and pension eligible compensation. The standard accrual rate is one-sixtieth of an employee's annual compensation for each year of service, subject to a maximum of two-thirds of his annual compensation. Certain senior executives of Wessex, including Mr. Skellett, are provided with a top-up pension benefit allowing for an overall accrual rate of one-thirtieth of the employee's annual compensation for each year of service, subject to the standard maximum of two-thirds of his annual compensation. At December 31, 2000, Mr. Skellett's credited years of service with Wessex was 37.6 years, his estimated credited years of service at age 60 (normal retirement under the plan) was 42.2 years, his current eligible compensation under the plan was approximately L.255,000 ($386,555) and his estimated annual benefit payable upon retirement was approximately L.170,000 ($257,700).

EMPLOYMENT AGREEMENTS

     Mr. Skellett entered into an employment agreement with Wessex Water Ltd that entitles Mr. Skellett to an annual salary of L.255,000 ($386,555). The employment agreement may be terminated by either Wessex or Mr. Skellett upon twelve months' notice. The agreement otherwise terminates on Mr. Skellett's 60th birthday. The agreement provides that Mr. Skellett will participate in an annual bonus plan. The agreement prohibits Mr. Skellett from competing with Wessex for one year following termination of employment.

     Mr. Garrison entered into an employment agreement with Azurix, which runs through April 26, 2003. The agreement entitles Mr. Garrison to receive an annual salary of $450,000 and to participate in an annual incentive plan with a bonus target of 100% of his annual base salary. If Mr. Garrison is involuntarily terminated, which includes an involuntary termination by Azurix without cause, then he will receive the greater of (i) monthly severance equal to 125% of his monthly salary until the end of the term of the agreement and (ii) two years annual base salary plus two times his annual bonus. In addition, Mr. Garrison would be entitled to receive reimbursement for 75% of the cost of medical insurance for himself and his family. The agreement also prohibits Mr. Garrison from competing with Azurix until the later of April 26, 2003 and two years following termination of his employment.

     Ms. Martin entered into an employment agreement with Enron Capital & Trade Resources Corp., which subsequently was assigned to Azurix. The agreement runs through August 31, 2003, and entitles Ms. Martin to an annual salary of $400,000. In connection with the transfer of her agreement to Azurix, Ms. Martin received a bonus of $350,000. The agreement provides that Ms. Martin will participate in an annual incentive plan with a bonus target of between 100% and 200% of her annual base salary. If Ms. Martin is involuntarily terminated, which includes a termination by Azurix without cause, then she will receive a monthly severance payment equal to 100% of her monthly salary and unpaid annual bonuses until the end of the term of the agreement as if she had not been terminated. In order to receive these payments, Ms. Martin may not compete with Azurix during the term of the agreement following an involuntary termination. The agreement also prohibits Ms. Martin from competing with Azurix until six months after the termination of employment or the expiration of the agreement.

     Mr. Ale entered into an employment agreement with Azurix, which runs through December 10, 2001. The agreement entitles Mr. Ale to receive an annual salary of $340,000 and to participate in an annual incentive plan with a bonus target of 100% of his annual base salary for 2001. If Mr. Ale is involuntarily terminated, which includes a termination by Azurix without cause, then he will receive a monthly severance payment equal to 100% of his monthly salary and annual bonus payments until the end of the term of the agreement as if he had not been terminated. In addition, on termination of his employment, except in the case of termination for cause, he will receive a cash bonus of $510,000. The agreement prohibits Mr. Ale from competing with Azurix until the later of December 10, 2001 and one year following termination of his employment.

     Mr. Anderson entered into an employment agreement with Azurix, which runs through March 22, 2003. The agreement entitles Mr. Anderson to receive an annual salary of $300,000 and to participate in an annual incentive plan with a bonus target of 100% of his annual base salary. If Mr. Anderson is involuntarily terminated, which includes a termination by Azurix without cause, then he will receive one year's annual base salary plus his full 100% target bonus payable in cash on a monthly basis for 12 months. The agreement prohibits Mr. Anderson from competing with Azurix until one year after termination of his employment.

SEVERANCE AGREEMENTS

     Ms. Mark resigned as Chairman, Chief Executive Officer and Director of Azurix on August 25, 2000. In connection with her resignation, Ms. Mark and Azurix entered into a severance agreement that entitled Ms. Mark to receive a lump sum payment of $441,601 on or before January 31, 2001. Ms. Mark was also entitled to retain 500,000 vested Azurix stock options and 5,450 shares of restricted stock. The agreement also prohibits Ms. Mark from competing with Azurix through December 31, 2002, except with respect to water resource and storage operations and services.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers and directors of Azurix and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the Securities and Exchange Commission and to furnish Azurix with copies of all Section 16(a) forms they file. Based upon Azurix's review of the Section 16(a) filings that have been received by Azurix, Azurix believes that all filings required to be made under Section 16(a) during 2000 were timely made.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information concerning each person known by Azurix to own beneficially more than 5% of the outstanding voting shares of Azurix's Common Stock as of March 29, 2001.

                                                                                BENEFICIAL OWNERSHIP
                                                                              ------------------------
                 NAME AND ADDRESS OF BENEFICIAL OWNERS                        SHARES           PERCENT
                 Atlantic Water Trust(1)(2)..................                     2              66.7
                   c/o Wilmington Trust Company
                   Rodney Square North
                   1100 North Market Street
                   Wilmington, Delaware 19890-0001

                 Marlin Water Trust(2).......................                     2              66.7
                   c/o Wilmington Trust Company
                   Rodney Square North
                   1100 North Market Street
                   Wilmington, Delaware 19890-0001

                 Enron Corp.(2)(3)...........................                     3             100.0
                   1400 Smith Street
                   Houston, Texas 77002

                 Enron BW Holdings Ltd.(3)...................                     1              33.3
                    1400 Smith Street
                    Houston, Texas  77002


(1) Atlantic Water Trust is a Delaware business trust. Atlantic Water Trust holds 66.7% of Azurix's Common Stock.

(2) Each of Enron Corp., an Oregon corporation, and Marlin Water Trust, a Delaware business trust, has a 50% voting interest in Atlantic Water Trust, and each may be deemed to beneficially own all of the Azurix shares owned by Atlantic Water Trust because of certain shared voting and dispositive powers. Please read "Atlantic Water Trust."

(3) Enron Corp. owns 100% of all of the outstanding shares of Enron BW Holdings Ltd.

ATLANTIC WATER TRUST

     Atlantic Water Trust, a Delaware business trust, currently owns two-thirds of our outstanding common stock. Each of Enron and Marlin Water Trust owns a 50% voting interest in Atlantic Water Trust. Each of Marlin Water Trust and Enron currently has the right and power to appoint up to 50% of the members of the board of directors of Atlantic Water Trust. Holders of Marlin Water Trust trust certificates are entitled to exercise Marlin Water Trust's appointment rights. If the Marlin Water Trust certificateholders defer exercising their appointment rights, Enron has the right to appoint such members, but Marlin Water Trust has the right, at any time, without cause, to remove any such members. To date, Enron has appointed all of the directors of Atlantic Water Trust.

     Marlin Water Trust currently has the right to direct Atlantic Water Trust to elect or replace half of Azurix's directors. In the event that Azurix were to issue a class of preferred stock, then, in each case, Marlin Water Trust's right to designate directors would be reduced by the number of directors that may be elected by the Azurix preferred stock holders entitled to elect directors as a class. Enron has the right to direct Atlantic Water Trust to elect or replace the other half of Azurix's directors. In all other circumstances, the board of directors of Atlantic Water Trust will direct the voting of Atlantic Water Trust's shares of Common Stock. Under the terms of the Atlantic Water Trust agreement, Enron can be prevented from appointing more than half of Azurix's directors at any time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 16, 2001, our shareholders approved and adopted an agreement and plan of merger whereby an indirect, wholly owned subsidiary of Enron was merged into Azurix with Azurix being the surviving corporation. The merger took effect later the same day, immediately following the close of trading on the New York Stock Exchange. In the merger:

     o each issued and outstanding share of our common stock, other than those shares held by Atlantic Water Trust, was cancelled and converted automatically into the right to receive $8.375 per share (rounding up the aggregate cash to be paid to each such shareholder, to the extent necessary, to the next $.01);

     o the aggregate shares of Azurix common stock held by Atlantic Water Trust were cancelled and converted into two shares of common stock of the surviving corporation in the merger;

     o the shares of stock of the Enron merger subsidiary were cancelled and converted into one share of common stock of the surviving corporation in the merger;

     o    all treasury shares were cancelled; and

     o shares of Azurix common stock held by shareholders who had perfected their appraisal rights became subject to appraisal in accordance with Delaware law.

     Therefore, Atlantic Water Trust owns two-thirds, and Enron through a wholly owned subsidiary owns one-third of our issued and outstanding common stock. Enron and Marlin Water Trust each continue to own a 50% voting interest in Atlantic Water Trust.

OTHER TRANSACTIONS

     Since its inception Azurix has entered into a variety of agreements and transactions with Enron and certain of its subsidiaries. The following summaries of these agreements discuss the material provisions of these agreements and are qualified completely by reference to the full text of these agreements.

     During 2000, Azurix provided certain services that included arranging, negotiating and structuring water supply arrangements for a project being developed by an Enron subsidiary. Revenues earned and received during 2000 related to these services were $1.1 million. Under a separate agreement with the Enron subsidiary, Azurix has agreed to provide future water supply and water management services to the project for a period of approximately 25 years. Future services to be provided under this agreement are contingent upon the Enron subsidiary receiving certain government approvals to proceed with its project.

     Enron currently provides office space to Azurix and various services such as computer hardware and software and support services such as risk management, accounts payable, payroll and information technology services. Costs are allocated to Azurix based upon usage, or where no direct method can be efficiently applied due to administrative burden, upon factors such as annualized payroll or employee headcount. Employees, other than employees of our operating subsidiaries, are covered by various employee benefit plans of Enron such as medical, dental, life insurance and other benefit plans. These costs are allocated to Azurix based upon Enron's costs of administering and providing the benefit plans.

AGREEMENT REGARDING BUSINESS OPPORTUNITIES AND RELATED MATTERS

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

     In the agreement, Azurix acknowledges that Enron has fiduciary and contractual obligations to other persons and entities under existing agreements and relationships and has agreed that, in the event of a conflict between the duties of Enron under the agreement and the duties of Enron to third parties under agreements or relationships that exist on the date of execution of the agreement, Enron will be entitled to perform its duties to such third parties without any liability to Azurix.

     The agreement provides that any standard of care, any duty of loyalty and any other duty imposed by the agreement or under Delaware law or any other applicable law, rule or regulation shall be modified, waived or limited as required in order to permit Enron to act under the agreement and to make any decision pursuant to the authority prescribed in the agreement so long as such action is reasonably believed by Enron to be in, or not inconsistent with, the agreement or the interests of Azurix. Azurix has agreed to indemnify Enron and its officers, directors and employees against any claim that Enron's pursuit of any water business was a breach of any duty owed by Enron to Azurix, provided Enron has followed the rules described above.

     Azurix's purpose clause contained in its certificate of incorporation permits it to engage in the businesses of acquiring, owning, operating, and managing water resources and activities incidental to those businesses, and such other businesses as Enron may approve in its sole discretion. Azurix has agreed not to amend its certificate of incorporation to expand its purpose clause without Enron's prior written consent.

     The agreement restricts Enron and Azurix from taking action that might cause either of them to violate any law or that would require either of them to register as a public utility holding company under the Public Utility Holding Company Act of 1935.

     The agreement states that whenever a potential conflict of interest exists or arises between Enron and Azurix, any resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved, and will not constitute a breach of any duty stated or implied by law or equity, if the resolution or course of action is authorized by the agreement or, by operation of the agreement, is deemed to be fair and reasonable to Azurix. The agreement states that any conflict of interest and any resolution of such conflict of interest shall be conclusively deemed fair and reasonable to Azurix if such conflict of interest or resolution is (i) approved by special approval (the approval by a majority of the directors of Azurix not associated with Enron); (ii) on terms no less favorable to Azurix than those generally being provided to or available from unrelated third parties; and (iii) fair to Azurix, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to Azurix.

     Enron may adopt a resolution or course of action that has not received special approval. Enron and any person voting in connection with a special approval will be authorized in connection with its determination of what is "fair and reasonable" to Azurix and in connection with its resolution of any conflict of interest to consider (i) the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest; (ii) any customary or accepted industry practices and any customary or historical dealings with a particular person; (iii) any applicable generally accepted accounting or engineering practices or principles; and (iv) such additional factors as such person determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

     In the absence of bad faith by Enron, the resolution, action or terms so made, taken or provided by Enron with respect to such matter shall not constitute a breach of the agreement or a breach of any standard of care, any duty of loyalty or any other duty imposed by the agreement or under Delaware law or any other law, rule or regulation.

     Disputes under the agreement are to be resolved through arbitration. The agreement will continue indefinitely, except that it will expire on the first date on which both of the following occur (i) Enron and its affiliates do not individually or collectively, directly or indirectly, own or have the power to vote at least one-third of the shares of

Azurix ordinarily entitled to vote for the election of directors; and (ii) fewer than one-third of the directors of Azurix are persons who are employees, officers or directors of Enron or of any affiliate of Enron.

     The mutual covenants and agreements in the agreement will be the consideration given by each party to the other in support of the agreement. In addition, the agreement states that Enron's investment in Atlantic Water Trust was predicated on the execution and delivery of an agreement containing substantially the terms set forth in the agreement.

SERVICES AGREEMENT

     Effective May 1, 1999, Azurix and Enron entered into an agreement pursuant to which Enron provides various corporate staff and support services to Azurix. These services include information technology, office space, building maintenance, security and other office services as well as employee development and training and other benefits programs. Azurix may also utilize Enron's regulatory affairs, marketing affairs, treasury and risk assessment and control departments. In addition, Azurix may continue to participate in portions of Enron's corporate insurance program. The agreement provides that Azurix may use the international offices of Enron and its affiliates for projects, subject to mutual agreement with Enron or its affiliates on a project-by-project basis. The agreement provides that Azurix will reimburse Enron for direct charges related to the Enron services and facilities that it utilizes. Azurix will also be allocated an amount for overhead charges related to Enron's corporate staff and support services that it utilizes. This overhead charge will be allocated based upon factors such as employee headcount, payroll and square footage. Azurix believes the allocation methods and costs are reasonable. Costs for services used under the agreement were approximately $2.9 million in 2000. The services agreement with Enron is for an indefinite term, but may be terminated on 180 days' notice. Azurix currently has a sublease arrangement, and intends to enter into a sublease agreement, with Enron providing for the use of office space in Houston, Texas.

CREDIT AGREEMENT AND PREFERRED STOCK

     Effective May 1, 1999, Azurix entered into a credit agreement with Enron, which was amended as of January 4, 2000. Under this agreement, Enron provided funds to Azurix for general, administrative and operating expenses, including interest expenses. The total commitment under the credit agreement was $180 million. Advances under the facility bore interest at the U.S. federal funds rate plus 1.50%. As of December 31, 2000, $103.1 million was outstanding under this credit agreement.

     On March 16, 2001, as provided under the agreement and plan of merger, Azurix retired $180 million of borrowings outstanding under the credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million and the credit agreement was cancelled. The preferred stock may not be redeemed by Azurix prior to the date that all of our senior notes due 2007 and 2010 have been redeemed. The preferred stock must be redeemed on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of our senior notes have been redeemed.

LICENSE AGREEMENT

     Enron has licensed to Azurix the non-exclusive right to use the phrase "an Enron Company" and its logo in identifying Azurix as part of the Enron enterprise for use in its businesses permitted under the business opportunities agreement described above, until the first date on which both of the following occur (i) Enron and its affiliates do not individually or collectively, directly or indirectly, own or have the power to vote at least one-third of the shares of Azurix ordinarily entitled to vote for the election of directors and (ii) fewer than one-third of the directors of Azurix are persons who are employees, officers or directors of Enron or of any affiliate of Enron.

     The license is royalty free, although Azurix bears costs associated with its use under a related cost sharing agreement. The license agreement is for a term of one year, and renews automatically and repetitively for similar terms, unless terminated by either party upon 30 days' notice or earlier upon uncured default. Following termination, Azurix must phase out use of existing materials within 90 days. The cost sharing agreement provides for a sharing of Enron's costs incurred to develop, maintain, enhance, promote or defend the licensed trademarks. Azurix's share of such costs will be pro rata based on its earnings before interest and taxes. Azurix does not anticipate that its share of such costs will be material.

LETTER OF CREDIT OBLIGATIONS

    Enron has made available letters of credit on behalf of Azurix's subsidiaries in the aggregate amount of approximately $16 million as of December 31, 1999. Azurix paid, or reimbursed Enron for, the fees associated with these letter of credit. There were no letters of credit made available by Enron on behalf of Azurix as of December 31, 2000.

GUARANTEE OF AZURIX NORTH AMERICA DEBT

    During 1999, and through March 31, 2000, Enron guaranteed debt and letter of credit obligations of up to $25 million on behalf of Azurix North America to a bank under terms of the bank credit facilities in exchange for, among other things, the elimination of requirements for various assets to be pledged. As of December 31, 1999, $16.4 million of letter of credit obligations were outstanding under this credit facility, and thus guaranteed by Enron. While the guarantee was outstanding, Azurix paid a fee to Enron of $0.3 million per annum.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules. See "Index to Consolidated Financial Statements" set forth on page 45 and "Index to Financial Statement Schedules" set forth on page 106.

    (a)(3) Exhibits:

       EXHIBIT
       NUMBER:                          EXHIBIT

         3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1(File No. 333-74739))

         3.2 Restated Bylaws, as amended on December 13, 1999 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-92709))

         3.3 Certificate of Merger of Enron BW Corp. into the Registrant, dated March 16, 2001

         4.1 Indenture, dated February 18, 2000, between the Registrant and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1999)

         4.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock, dated March 15, 2001

         4.3 Exchange Agreement, dated March 16, 2001, between the Registrant and Enron Corp.

         4.4 Stock Restriction and Registration Rights Agreement, dated June 9, 1999, between the Registrant and Atlantic Water Trust (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1999)

         10.1 Instrument of Appointment as a Water and Sewerage Undertaker, dated August 1989, as amended, of Wessex Water Services Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-74739))

         10.2 L.425,000,000 Supplemental Agreement, dated February 25, 2000, for Azurix Europe Ltd. arranged by Chase Manhattan Plc and Westdeutsche Landesbank Griozentrale (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.3 L.73,000,000 Amended and Restated Credit Facility Agreement, dated December 17, 1998, for Azurix Europe Ltd and Bristol Water Trust (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File
                  No. 333-74739))

         10.4 Amended and Restated Trust Agreement of Atlantic Water Trust, dated December 17, 1998 (incorporated by reference to Exhibit
                  10.14 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-74739))

         10.5 Trust Deed, dated March 30, 1999, among Wessex Water Services Finance Plc, Wessex Water Services Limited and Midland Bank Plc (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-74739))

         10.6 *Definitive Trust Deed and Rules of Wessex Water Executive Pension Scheme, dated August 19, 1998 (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-74739))

         10.7 Concession Contract dated June 30, 1999, between the Executive Authorities of the Province of Buenos Aires and Azurix Buenos Aires S.A. (incorporated by reference to Exhibit 2 to the Registrant's Amendment No. 1 to Current Report on Form 8-K/A dated June 30, 1999)

         10.8 U.S.$394,000,000 Credit Agreement, dated as of June 24, 1999, among Azurix Buenos Aires S.A., as Borrower, and the Initial Lenders named therein, as Initial Lenders, and Westdentsche Landestand Girozentrale, as Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

         10.9 Cash Collateral Agreement, dated as of June 25, 1999, among the Registrant, as Pledgor, and The Chase Manhattan Bank, as Collateral Agent and Collateral Securities Intermediary and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 1999)

         10.10 *Employment Agreement of Colin F. Skellett, dated February 24, 1995, and First Amendment, dated December 9, 1998, with Wessex Water Plc (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-74739))

         10.11 *Executive Employment Agreement of John L. Garrison, Jr., dated April 26, 1999, with the Registrant (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.12 *First Amendment to Executive Employment Agreement of John L. Garrison, Jr., dated June 1, 2000, with the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000)

         10.13 *Second Amendment to Executive Employment Agreement of John L. Garrison, Jr. dated November 14, 2000, with the Registrant

         10.14 *Employment Agreement of Amanda K. Martin, effective January 1, 1998, with the Registrant and Enron Capital & Trade Resources Corp. and Second Amendment, dated March 15, 1999, with the Registrant (incorporated by reference to Exhibit
                  10.11 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-74739))

         10.15 *Executive Employment Agreement of John C. Ale, effective December 10, 1998, with the Registrant (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.16 *First Amendment to Executive Employment Agreement of John C. Ale, effective October 10, 2000, with the Registrant (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

         10.17 *Executive Employment Agreement of J. Michael Anderson, effective March 23, 2000, with the Registrant, and First Amendment dated October 10, 2000, with the Registrant

         10.18 *Severance Agreement of Rebecca P. Mark dated January 12, 2001, with the Registrant

         10.19 Cost Sharing Agreement, effective January 1, 1999, between the Registrant and Enron (incorporated by reference to Exhibit
                  10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.20 Services Agreement, dated May 1, 1999, between the Registrant and Enron (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.21 Non-Exclusive License Agreement, dated May 1, 1999, between the Registrant and Enron (incorporated by reference to Exhibit
                  10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.22 Business Opportunity Agreement, dated June 9, 1999, among the Registrant, Atlantic Water Trust and Enron (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.23 Memorandum of Understanding, dated February 15, 2000, among the Ministry of Public Works and Utilities of the Province of Buenos Aires, Azurix Buenos Aires S.A., the Secretary General of SOSBA and the Secretary General of Fentos and Mayors

         10.24 Memorandum of Understanding filed in the Court of Chancery in the State of Delaware in and for New Castle County under Consolidated Civil Action 18463NC, In re: Azurix Shareholders Litigation dated December 15, 2000

         21       Subsidiaries of the Registrant

         24       Powers of Attorney

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(d) of Form 10-K.

    (b) Reports on Form 8-K:

    A Report on Form 8-K was filed on December 15, 2000, with respect to the execution of an Agreement and Plan of Merger dated December 15, 2000 among the Registrant, Enron BW Corp. and Enron Corp.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

                                       AZURIX CORP.

                                       By: /s/ JOHN L. GARRISON, JR.
                                          ---------------------------
                                       Name: John L. Garrison, Jr.
                                       Title: President and Chief
                                              Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2001 by the following persons on behalf of the Registrant and in the capacities indicated:

       SIGNATURE                                       TITLE                                         DATE
       ---------                                       -----                                         ----
                                            President and Chief Executive
/s/ JOHN L. GARRISON,JR.                 Officer (Principal Executive Officer)                  March 29, 2001
------------------------
John L. Garrison, Jr.


/s/ J. MICHAEL ANDERSON               Managing Director and Chief Financial Officer             March 29, 2001
------------------------                    (Principal Financial Officer)
J. Michael Anderson


/s/ KENNETH R. BICKETT                  Vice President and Controller (Principal                March 29, 2001
------------------------                          Accounting Officer)
Kenneth R. Bickett


/s/ J. CLIFFORD BAXTER                                Director                                  March 29, 2001
------------------------
J. Clifford Baxter*


/s/ JAMES V. DERRICK, JR.                             Director                                  March 29, 2001
------------------------
James V. Derrick, Jr.*


/s/ J. MARK METTS                                     Director                                  March 29, 2001
------------------------
J. Mark Metts*



*By: /s/ JOHN L. GARRISON, JR.
    --------------------------
    John L. Garrison, Jr.
    (Attorney-in-fact for
    persons indicated)

                                  AZURIX CORP.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE
                                                                                                             ----


   Reports of Independent Public Accountants................................................................  107

   Schedule I - Condensed Financial Information of Registrant

   Statements of Income (Loss) for the period from January 29, 1998
      (Date of Inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000...........  109
   Statements of Comprehensive Loss for the period from January 29, 1998
      (Date of Inception) to December 31, 1998 and for the years ended December 31, 1999 and 2000...........  110

   Balance Sheets at December 31, 1999 and 2000.............................................................  111

   Statements of Cash Flows for the period from January 29, 1998 (Date of Inception)
       to December 31, 1998 and for the years ended December 31, 1999 and 2000..............................  112

   Notes to the Financial Statements........................................................................  113

   Schedule II  - Valuation and Qualifying Accounts.........................................................  115

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To Azurix Corp.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Azurix Corp. and subsidiaries included in this Form 10-K filing and have issued our report thereon dated March 26, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) are the responsibility of Azurix Corp.'s management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

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

                                                     /s/ ARTHUR ANDERSEN
                                                     --------------------------
                                                          Arthur Andersen

London, England
March 12, 1999

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                           STATEMENTS OF INCOME (LOSS)
                                  (IN MILLIONS)


                                                            JANUARY 29, 1998                  YEAR ENDED
                                                               (DATE OF                       DECEMBER 31,
                                                               INCEPTION)         --------------------------------
                                                             TO DECEMBER 31,
                                                                  1998                1999                2000
                                                            ----------------      ------------        ------------

Operating revenues ....................................       $         --        $         --        $         --
Operating expenses:
  Operations and maintenance ..........................                2.3                  --                  --
  General and administrative ..........................               12.3                63.5                58.6
  Depreciation and amortization .......................                0.1                 1.2                 6.8
  Impairment of long-lived assets .....................                 --                  --                12.3
  Restructuring charge ................................                 --                29.1                  --
                                                              ------------        ------------        ------------
          Total operating expenses ....................               14.7                93.8                77.7
                                                              ------------        ------------        ------------
Equity in earnings of consolidated affiliates .........               26.0                96.6              (403.8)
Other expense .........................................               (1.1)                 --                  --
Interest expense, net .................................                 --                (0.2)              (51.3)
                                                              ------------        ------------        ------------
  Income before income taxes ..........................               10.2                 2.6              (532.8)
                                                              ------------        ------------        ------------
  Income tax benefit ..................................                 --               (35.1)              (41.8)
                                                              ------------        ------------        ------------
Net income (loss) .....................................       $       10.2        $       37.7        $     (491.0)
                                                              ============        ============        ============




                  The accompanying notes are an integral part
                    of these condensed financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                        STATEMENTS OF COMPREHENSIVE LOSS
                                  (IN MILLIONS)




                                                            JANUARY 29, 1998                  YEAR ENDED
                                                               (DATE OF                       DECEMBER 31,
                                                               INCEPTION)         --------------------------------
                                                             TO DECEMBER 31,
                                                                  1998                1999                2000
                                                            ----------------      ------------        ------------

Net income (loss) .....................................       $       10.2        $       37.7        $     (491.0)
Other comprehensive income, net of tax:
      Foreign currency translation adjustment .........              (36.7)              (41.4)             (128.1)
      Unrealized loss on available for sale securities
         held by subsidiary ...........................                 --                (0.8)               (0.3)
                                                              ------------        ------------        ------------
Comprehensive loss ....................................       $      (26.5)       $       (4.5)       $     (619.4)
                                                              ============        ============        ============














                  The accompanying notes are an integral part
                    of these condensed financial statements.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                                 BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                            DECEMBER 31,
                                                                                       ------------------------
                                                                                         1999            2000
                                                                                       --------        --------
                                                   ASSETS
Current assets:
  Restricted cash and cash equivalents .........................................       $   83.6        $    3.3
  Other ........................................................................            4.3            16.1
                                                                                       --------        --------
       Total current assets ....................................................           87.9            19.4
                                                                                       --------        --------
Property, plant and equipment, net .............................................           17.1            25.0
Investment in and advances to subsidiaries .....................................        2,033.4         1,958.4
Other assets ...................................................................           54.1            92.3
                                                                                       --------        --------
       Total Assets ............................................................       $2,192.5        $2,095.1
                                                                                       ========        ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- affiliates ...............................................       $    9.7        $   11.5
  Accounts payable and accruals ................................................           28.3            47.7
  Current maturities of long-term debt .........................................             --             0.1
                                                                                       --------        --------
       Total current liabilities ...............................................           38.0            59.3
                                                                                       --------        --------
Long-term debt .................................................................          150.0           590.3
Long-term debt -- affiliates ...................................................           62.7           118.6
Other long-term liabilities ....................................................             --             2.7
                                                                                       --------        --------
       Total liabilities .......................................................          250.7           770.9
                                                                                       --------        --------
Stockholders' equity:
  Preferred stock ..............................................................             --              --
  Common stock .................................................................             --              --
  Additional paid-in capital ...................................................        1,973.4         1,974.8
  Retained earnings (deficit) ..................................................           47.9          (443.1)
  Unearned compensation ........................................................           (0.6)           (0.2)
  Accumulated other comprehensive loss .........................................          (78.9)         (207.3)
                                                                                       --------        --------
       Total stockholders' equity ..............................................        1,941.8         1,324.2
                                                                                       --------        --------
       Total Liabilities and Stockholders' Equity ..............................       $2,192.5        $2,095.1
                                                                                       ========        ========












                 The accompanying notes are an integral part of
                      these condensed financial statements.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                            STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)







                                                                             JANUARY 29, 1998
                                                                                (DATE OF
                                                                                INCEPTION)         YEAR ENDED DECEMBER 31,
                                                                              TO DECEMBER 31,     --------------------------
                                                                                   1998               1999         2000
                                                                              ----------------    ------------  ------------
Cash used in operating activities .........................................       $         --    $      (82.6) $      (89.5)

Investing Activities:
    Investments in and advances to subsidiaries ...........................           (1,600.2)         (312.1)       (454.4)
    Capital expenditures ..................................................                 --           (16.7)        (26.1)
                                                                                  ------------    ------------  ------------
Net cash used in investing activities .....................................           (1,600.2)         (328.8)       (480.5)
                                                                                  ------------    ------------  ------------

Financing Activities:
    Proceeds from long-term borrowings ....................................                 --           149.4         583.1
    Repayments of long-term borrowings ....................................                 --              --        (150.0)
    Deposit to (withdrawal from) restricted cash and cash equivalents
     collateral accounts ..................................................                 --           (83.6)         78.6
    Issuance of common stock and capital contributed ......................            1,600.2           300.5           1.7
    Advances from affiliates, net of repayments ...........................                 --            45.1          56.6
                                                                                  ------------    ------------  ------------
Net cash provided by financing activities .................................            1,600.2           411.4         570.0
                                                                                  ------------    ------------  ------------
Change in cash and cash equivalents .......................................                 --              --            --
                                                                                  ------------    ------------  ------------
Cash and cash equivalents, beginning of period ............................                 --              --            --
                                                                                  ------------    ------------  ------------
Cash and cash equivalents, end of period ..................................       $         --    $         --  $         --
                                                                                  ============    ============  ============







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

NOTE 2 -- DEBT

    On September 29, 1999, Azurix Corp. entered into a 364-day $150.0 million unsecured revolving credit facility with a group of banks. The facility, as subsequently amended, was scheduled to mature in September 2000. As of December 31, 1999, $150.0 million was outstanding under the facility and the borrowings were primarily used to reduce other debt obligations and finance acquisitions. The weighted average interest rate on borrowings outstanding under this facility at December 31, 1999 was 7.7%. Azurix used a portion of the proceeds from the long-term notes issued in February 2000 to repay all amounts outstanding under this facility. Accordingly, the borrowings under this facility at December 31, 1999 have been reclassified as long-term. Azurix terminated the facility in March 2000.

    Effective May 1, 1999, Azurix entered into a credit agreement with Enron, which was amended as of January 24, 2000. Under this agreement Enron, loaned funds to Azurix for general, administrative and operating expenses. As of December 31, 1999 and 2000, $53.3 million and $103.1 million, respectively, was outstanding under this credit agreement. The credit agreement originally terminated on the earlier of December 15, 2001 or 90 days following the date that Enron does not own or have the power to vote at least one-third of Azurix's capital stock ordinarily entitled to vote for the election of directors and fewer than one-third of Azurix's directors are officers, directors or employees of Enron. The total commitment under the credit agreement would not exceed $60 million, $120 million and $180 million at any time during calendars years 1999, 2000 and 2001, respectively. Advances under the credit agreement bore interest at the federal funds rate plus 1.50%. The effective interest rate on these borrowings in 1999 and 2000 was 6.8% and 8.1%, respectively. In January 2001, Azurix borrowed $40.0 million under the Enron credit agreement and paid down that portion of the Azurix Europe credit facility that can be used by Azurix for general corporate purposes. Interest expense recorded for 1999 and 2000 was $2.2 million and $7.6 million, respectively. In addition, on March 16, 2001, the then outstanding balance of the Enron credit agreement of $180 million was retired through the issuance to Enron of mandatorily redeemable preferred stock and the credit agreement was terminated. As a result, the balance outstanding at December 31, 2000 under the credit agreement was classified as long-term debt - affiliates and not as current maturities of long-term debt - affiliates.

    In June 1999, a loan agreement was entered into with a shareholder. The principal amount is limited to $25.0 million and the balance outstanding at December 31, 1999 and 2000, was $8.8 million and $15.5 million, respectively. Individual loans made under the agreement mature in 2009 and are non-interest bearing.

    In February 2000, Azurix issued U.S. dollar and U.K. pound sterling senior notes with a U.S. dollar equivalent face value at December 31, 2000 of $589.6 million. The senior notes consisted of $240.0 million and L.100.0 million, each due in 2007 and bearing an interest rate of 10.375%, and $200.0 million due in 2010 and bearing an interest rate of 10.75%. Net proceeds after underwriters' discount and other offering costs were $583.1 million. Of this amount, $150.0 million was used to pay down the Azurix revolving credit facility, $386.0 million was used to pay down the Azurix Europe credit facility and $18.1 million was used to pay down amounts outstanding under the credit agreement with Enron. In addition, $11.5 million was used to pay accrued interest on the three credit facilities. The remaining proceeds were made available for general corporate purposes. The senior notes were issued under an indenture that contains certain covenants that limit Azurix's ability to incur additional debt, pay dividends or make other distributions, incur liens on its assets, enter into sale/leaseback transactions, enter in transactions with affiliates, or sell assets to, or merge with, another entity.

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  AZURIX CORP.

                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3 -- SUBSEQUENT EVENTS

    On March 16, 2001, shareholders of Azurix Corp. approved and adopted the Agreement and Plan of Merger by and among Enron Corp., Enron BW Corp., a wholly owned indirect subsidiary of Enron, and Azurix dated as of December 15, 2000. The merger was consummated on March 16, 2001, at which time Enron BW Corp. was merged into Azurix with Azurix being the surviving corporation.

    Under the Agreement and Plan of Merger, each issued and outstanding share of Azurix Corp. common stock, other than those shares held by Atlantic Water Trust, Enron Corp., Enron BW Corp., Azurix and any of their wholly owned subsidiaries, was cancelled and converted into the right to receive $8.375 per share. On the date of the merger, Enron BW Corp. had $325.9 million of cash that was used to pay consideration to the public shareholders whose shares were cancelled. As a result of the merger and effective on the merger date, Azurix Corp. had three shares of common stock outstanding and Azurix Corp. common stock ceased to be publicly held.

    Pursuant to the terms of the Agreement and Plan of Merger, on March 16, 2001, all Azurix stock options and unvested restricted stock outstanding were cancelled. Holders of the options received a cash payment, less applicable withholding taxes, for both vested and unvested options, based on the excess of $8.375 over the exercise price per share. Holders of unvested restricted stock received a cash payment of $8.375 per share, less applicable withholding taxes. These payments resulted in Azurix recognizing a pre-tax charge of approximately $4.3 million in the first quarter of 2001.

    In addition, under the Agreement and Plan of Merger, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million. The preferred stock may not be redeemed by Azurix Corp. prior to the date that all of its senior notes due 2007 and 2010 have been redeemed. The preferred stock must be redeemed on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of its senior notes have been redeemed.

    The definitive proxy statement that Azurix mailed to its shareholders in connection with the merger stated that Enron does not view Azurix as a core strategic asset. While no definitive plans have been made, Azurix intends to pursue the potential disposal of certain of its assets provided favorable prices for those assets can be obtained. Such asset disposals, should they occur, may result in Azurix incurring losses in future periods.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

     AZURIX CORP.
                                                                  ADDITIONS
                                                     ADDITION     CHARGED TO                    CURRENCY
ALLOWANCE FOR DOUBTFUL                BEGINNING     RELATED TO    COSTS AND                     EXCHANGE
ACCOUNTS                              OF PERIOD    ACQUISITIONS    EXPENSES     WRITEOFFS      DIFFERENCE    END OF PERIOD
                                     ------------  ------------  ------------  ------------   ------------   -------------
January 29, 1998 (Date of
Inception) to
December 31, 1998 .................  $         --           4.9           1.7          (0.2)          (0.1)  $        6.3
Year Ended December 31, 1999 ......  $        6.3          25.0          13.3          (3.7)          (0.2)  $       40.7

Year Ended December 31, 2000 ......  $       40.7            --          29.1          (3.0)           0.1   $       66.9

     WESSEX WATER PLC (NOW RENAMED WESSEX WATER LTD.)

ALLOWANCE FOR DOUBTFUL
ACCOUNTS

Six months ended
October 2, 1998 ...................  $        5.9            --           1.7          (2.7)            --   $        4.9

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER:                          DESCRIPTION
       -------                          -----------
         3.1      Restated Certificate of Incorporation (incorporated by
                  reference to Exhibit 3.1 to the Registrant's Amendment No. 2 to Registration Statement on Form S-1(File No. 333-74739))

         3.2 Restated Bylaws, as amended on December 13, 1999 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration
                  Statement on Form S-8 (File No. 333-92709))

         3.3 Certificate of Merger of Enron BW Corp. into the Registrant, dated March 16, 2001

         4.1      Indenture, dated February 18, 2000, between the Registrant and
                  Chase Bank of Texas, National Association, as Trustee
                  (incorporated by reference to Exhibit 4.1 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999)

         4.2      Certificate of Designations, Preferences and Rights of Series
                  A Preferred Stock, dated March 15, 2001

         4.3      Exchange Agreement, dated March 16, 2001, between the
                  Registrant and Enron Corp.

         4.4      Stock Restriction and Registration Rights Agreement, dated
                  June 9, 1999, between the Registrant and Atlantic Water Trust
                  (incorporated by reference to Exhibit 4.3 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1999)

         10.1 Instrument of Appointment as a Water and Sewerage Undertaker, dated August 1989, as amended, of Wessex Water Services
                  Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No.
                  333-74739))

         10.2 L.425,000,000 Supplemental Agreement, dated February 25, 2000, for Azurix Europe Ltd. arranged by Chase Manhattan Plc and
                  Westdeutsche Landesbank Griozentrale (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.3 L.73,000,000 Amended and Restated Credit Facility Agreement, dated December 17, 1998, for Azurix Europe Ltd and Bristol
                  Water Trust (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No.
                  333-74739))

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

         10.6     *Definitive Trust Deed and Rules of Wessex Water Executive
                  Pension Scheme, dated August 19, 1998 (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 2
                  to Registration Statement on Form S-1 (File No. 333-74739))

         10.7     Concession Contract dated June 30, 1999, between the Executive
                  Authorities of the Province of Buenos Aires and Azurix Buenos
                  Aires S.A. (incorporated by reference to Exhibit 2 to the Registrant's Amendment No. 1 to Current Report on Form 8-K/A dated June 30, 1999)

         10.8 U.S.$394,000,000 Credit Agreement, dated as of June 24, 1999, among Azurix Buenos Aires S.A., as Borrower, and the Initial
                  Lenders named therein, as Initial Lenders, and Westdentsche
                  Landestand Girozentrale, as Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1999)

         10.9 Cash Collateral Agreement, dated as of June 25, 1999, among the Registrant, as Pledgor, and The Chase Manhattan Bank, as
                  Collateral Agent and Collateral Securities Intermediary and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 1999)

         10.10    *Employment Agreement of Colin F. Skellett, dated February 24,
                  1995, and First Amendment, dated December 9, 1998, with Wessex
                  Water Plc (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form
                  S-1 (File No. 333-74739))

         10.11 *Executive Employment Agreement of John L. Garrison, Jr., dated April 26, 1999, with the Registrant (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1999)

         10.12    *First Amendment to Executive Employment Agreement of John L.
                  Garrison, Jr., dated June 1, 2000, with the Registrant
                  (incorporated by reference to Exhibit 10.2 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000)

         10.13    *Second Amendment to Executive Employment Agreement of John L.
                  Garrison, Jr. dated November 14, 2000, with the Registrant

         10.14    *Employment Agreement of Amanda K. Martin, effective January
                  1, 1998, with the Registrant and Enron Capital & Trade
                  Resources Corp. and Second Amendment, dated March 15, 1999, with the Registrant (incorporated by reference to Exhibit
                  10.11 to the Registrant's Amendment No. 1 to Registration
                  Statement on Form S-1 (File No. 333-74739))

         10.15    *Executive Employment Agreement of John C. Ale, effective
                  December 10, 1998, with the Registrant (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1999)

         10.16    *First Amendment to Executive Employment Agreement of John C.
                  Ale, effective October 10, 2000, with the Registrant
                  (incorporated by reference to Exhibit 10.6 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2000)

         10.17 *Executive Employment Agreement of J. Michael Anderson, effective March 23, 2000, with the Registrant, and First
                  Amendment dated October 10, 2000, with the Registrant

         10.18    *Severance Agreement of Rebecca P. Mark dated January 12,
                  2001, with the Registrant

         10.19    Cost Sharing Agreement, effective January 1, 1999, between the
                  Registrant and Enron (incorporated by reference to Exhibit
                  10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.20 Services Agreement, dated May 1, 1999, between the Registrant and Enron (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999)

         10.21 Non-Exclusive License Agreement, dated May 1, 1999, between the Registrant and Enron (incorporated by reference to Exhibit
                  10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.22    Business Opportunity Agreement, dated June 9, 1999, among the
                  Registrant, Atlantic Water Trust and Enron (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.23 Memorandum of Understanding, dated February 15, 2000, among the Ministry of Public Works and Utilities of the Province of Buenos Aires, Azurix Buenos Aires S.A., the Secretary General of SOSBA and the Secretary General of Fentos and Mayors

         10.24 Memorandum of Understanding filed in the Court of Chancery in the State of Delaware in and for New Castle County under Consolidated Civil Action 18463NC, In re: Azurix Shareholders
                  Litigation dated December 15, 2000

         21       Subsidiaries of the Registrant

         24       Powers of Attorney

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(d) of Form 10-K.