Form 10-Q
period 2001-03-31
AZURIX CORP
filed 2001-05-15
CIK 1080205

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                      For the Quarter Ended March 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of February 18, 2000, under which the Company is the issuer of certain debt.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Class                                 Outstanding at May 14, 2000
      Common Stock                                               3

===============================================================================

                                  AZURIX CORP.
                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Statements of Income (Loss) for the three months ended
    March 31, 2000 and 2001 (unaudited)                                                                        2

  Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited)                           3

  Consolidated Statements of Cash Flows for the three months ended
    March 31, 2000 and 2001 (unaudited)                                                                        4

  Notes to the Consolidated Financial Statements (unaudited)                                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           14

Information Regarding Forward-Looking Statements                                                              14

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                                                     15


                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                  AZURIX CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 (In millions)
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                               2000             2001
                                                              ------           ------
Operating revenues                                            $194.6           $173.9
Operating expenses:
  Operations and maintenance                                    82.6             89.1
  General and administrative                                    36.5             42.9
  Depreciation and amortization                                 31.6             30.9
                                                              ------           ------
    Total operating expenses                                   150.7            162.9
                                                              ------           ------
Operating income                                                43.9             11.0
                                                              ------           ------
Other income (expense):
  Equity in earnings of unconsolidated affiliates                0.9              1.3
  Interest income                                               10.8              3.5
  Interest expense                                             (38.9)           (37.7)
                                                              ------           ------
Income (Loss) before minority interest,
  income taxes and cumulative effect of change
  in accounting principle                                       16.7            (21.9)
                                                              ------           ------

Minority interest                                               (0.6)              --
Income tax expense (benefit)                                     5.9             (2.0)
                                                              ------           ------
Income (Loss) before cumulative effect of change in
  accounting principle                                          11.4            (19.9)
                                                              ------           ------
Cumulative effect of change in accounting principle,
  net of tax expense of $0.6 million                              --              1.5
                                                              ------           -------
Net income (loss)                                             $ 11.4           $(18.4)
                                                              ======           =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  AZURIX CORP.
                          CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)



                                     ASSETS

                                                                      December 31,              March 31,
                                                                              2000                   2001
                                                                      ------------              ---------
                                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                               $   30.0               $   27.9
  Restricted cash and cash equivalents                                       108.0                  120.7
  Trade receivables (net of allowance for doubtful accounts
    of $66.9 and $71.7, respectively)                                        128.9                  123.4
  Unbilled receivables                                                        42.0                   40.1
  Other                                                                       75.2                   83.3
                                                                          --------               --------
    Total current assets                                                     384.1                  395.4
                                                                          --------               --------
Property, plant and equipment, at cost                                     2,691.7                2,608.7
Less accumulated depreciation                                               (228.2)                (226.8)
                                                                          --------               --------
    Property, plant and equipment, net                                     2,463.5                2,381.9
                                                                          --------               --------
Investments in and advances to unconsolidated affiliates                      60.5                   63.8
Concession intangibles, net                                                   86.4                   85.6
Goodwill, net                                                                971.4                  924.0
Other assets                                                                 135.5                  155.0
                                                                            ------               --------
    Total Assets                                                          $4,101.4               $4,005.7
                                                                          ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals                                           $  275.9               $  220.2
  Deferred income                                                             43.3                   19.4
  Accrued taxes                                                                9.4                   14.4
  Short-term debt                                                            298.7                  353.3
  Current maturities of long-term debt                                        80.7                   81.8
  Current maturities of long-term debt -- affiliates                         109.2                  103.6
                                                                          --------               --------
    Total current liabilities                                                817.2                  792.7
                                                                          --------               --------
Long-term debt                                                             1,346.1                1,315.7
Long-term debt -- affiliates                                                 118.6                   15.5
Deferred income taxes                                                        457.8                  436.2
Other long-term liabilities                                                   32.9                   37.6
                                                                          --------               --------
    Total liabilities                                                      2,772.6                2,597.7
                                                                          --------               --------
Commitments and contingencies (Note 7)
Minority interest                                                              4.6                    4.8
Mandatorily redeemable preferred stock                                          --                  180.8
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized.               --                     --
  Common stock, $0.01 par value, 500,000,000 shares authorized,
    2 shares and 3 shares issued and outstanding, respectively                  --                     --
  Additional paid-in capital                                               1,974.8                1,979.7
  Retained deficit                                                          (443.1)                (462.3)
  Unearned compensation                                                       (0.2)                    --
  Accumulated other comprehensive loss                                      (207.3)                (295.0)
                                                                          --------               --------
    Total stockholders' equity                                             1,324.2                1,222.4
                                                                          --------               --------
    Total Liabilities and Stockholders' Equity                            $4,101.4               $4,005.7
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

                                  AZURIX CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                        2000                2001
                                                                                     ---------           ----------

Operating Activities:
  Net income (loss)                                                                   $  11.4             $ (18.4)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
    Depreciation and amortization                                                        31.6                30.9
    Accretion and amortization of debt expenses                                           1.2                 1.0
    Deferred income taxes                                                                 2.4                (4.2)
    Equity in earnings of unconsolidated affiliates                                      (0.9)               (1.3)
    Minority interest                                                                    (0.6)                 --
    Cumulative effect of change in accounting principle                                    --                (1.5)
    Changes in operating assets and liabilities:
      Increase in trade receivables and other current assets                             (1.0)               (3.0)
      Decrease in current liabilities, excluding debt                                   (55.6)              (72.0)
      (Increase) Decrease in other assets                                                 6.4               (15.2)
      Increase (Decrease) in other long-term liabilities                                 (4.8)                1.0
                                                                                      -------             -------
Net cash used in operating activities                                                    (9.9)              (82.7)
                                                                                      -------             -------
Investing Activities:
  Capital expenditures                                                                  (85.2)              (57.0)
  Investments in and advances to unconsolidated affiliates                               (2.6)               (1.8)
  Other                                                                                 (28.5)              (18.5)
                                                                                      -------             -------
Net cash used in investing activities                                                  (116.3)              (77.3)
                                                                                      --------            -------
Financing Activities:
  Proceeds from long-term borrowings                                                    583.3                55.6
  Repayments of long-term borrowings                                                   (555.2)              (40.1)
  Net proceeds from short-term borrowings                                                62.4                64.0
  Advances from affiliates, net of repayments                                            40.6                76.9
  Contribution to subsidiary from minority shareholder                                     --                 0.2
  Cash received in merger                                                                  --               330.8
  Payment for cancelled common stock                                                       --              (324.0)
  Issuance of common stock and capital contributed                                        0.3                 0.6
                                                                                      -------             -------
Net cash provided by financing activities                                               131.4               164.0
                                                                                      -------             -------
Effect of exchange rate changes on cash                                                  (1.0)               (6.1)
                                                                                      -------             -------
Change in cash and cash equivalents                                                       4.2                (2.1)
                                                                                      -------             -------
Cash and cash equivalents, beginning of period                                           27.2                30.0
                                                                                      -------             -------
Cash and cash equivalents, end of period                                              $  31.4             $  27.9
                                                                                      =======             =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                  AZURIX CORP.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the period ended March 31, 2001 are not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Certain reclassifications have been made in the 2000 amounts to conform with the 2001 presentation.

     "Azurix" is used from time to time herein as a collective reference to Azurix Corp. and its subsidiaries and affiliates.

NOTE 2 -- MERGER

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

                                  AZURIX CORP.

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

     The definitive proxy statement that Azurix mailed to its shareholders in connection with the merger stated that Enron does not view Azurix as a core strategic asset. Azurix is currently pursuing the disposal of certain of its assets. No definitive plans have been made to sell these assets, and a sale would occur only if favorable prices for those assets can be obtained. Such asset disposals, should they occur, may result in Azurix incurring losses in future periods.


NOTE 3 -- LONG-TERM DEBT

     In March 2001, Wessex Water exchanged $141.9 million face value of its fixed interest rate U.K. pound sterling denominated senior unsecured bonds with an equal face value amount of variable rate bonds. The bonds that were redeemed bore an interest rate of 5.875% payable annually. The newly issued variable rate bonds carry the same terms as the old bonds except in regards to interest rates and interest payment frequency. The initial interest rate on the variable rate bonds upon issuance is 5.875%. For each rating notch downgrade or upgrade, the interest rate increases by 0.25% or decreases by 0.125%, respectively. If the rating of the variable rate bonds falls below investment grade, the interest rate will increase by 1%. The maximum interest rate on the variable rate bonds is 7.375%, and interest is payable semi-annually.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes and interest expense is as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                     2000              2001
                                                                    -----              ----
                                                                         (In millions)
     Income taxes                                                   $ 1.9             $ 2.3
     Interest expense (net of amounts capitalized)                   46.0              63.6

NON-CASH TRANSACTION

     In March 2001, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million (see Note 2).

NOTE 5 -- RELATED PARTY TRANSACTION

     During 2000, Azurix entered into an agreement to provide future water supply and water management services for a period of approximately 25 years to a power project being developed by a subsidiary of Enron. During the first quarter of 2001, this agreement was terminated in connection with Enron's sale of the project.

                                  AZURIX CORP.

NOTE 6 -- STOCKHOLDERS' EQUITY

     In December 2000, Azurix Corp. entered into an Agreement and Plan of Merger by and among Enron Corp., Enron BW Corp., a wholly owned indirect subsidiary of Enron, and Azurix. The merger was consummated on March 16, 2001, and Azurix Corp. was the surviving corporation (see Note 2). As a result of the merger and effective on the merger date, Azurix Corp. cancelled the 78,536,532 shares held by Atlantic Water Trust and issued two shares to Atlantic Water Trust and one share to an Enron subsidiary. The remaining 38,919,149 shares outstanding immediately before the merger, which were held by the public, were cancelled and converted into the right to receive $8.375 per share. Share data for all periods presented herein has been adjusted to give effect to the cancellation of pre-merger shares and re-issuance of shares.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

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

     On November 1, 1999, Synagro Technologies, Inc. filed a lawsuit against Azurix styled Synagro Technologies, Inc. v. Azurix Corp. in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc. commonly called BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and (ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. The parties have agreed to a trial date in September 2001. Azurix intends to continue to vigorously defend itself against Synagro's claims and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its financial position or results of operations.

     On October 6, 2000, a lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, by Irving Rosenzweig, on behalf of himself and others similarly situated, against Azurix Corp., Enron Corp. and certain of their officers and directors. Several similar actions subsequently were filed in the same court and recently have been consolidated under the name In re Azurix Corp. Securities Litigation. These are a purported class action filed on behalf of those persons who purchased the common stock of Azurix during the period from June 9, 1999, the date of Azurix's initial public offering, through and including August 8, 2000. The suit generally alleges that the defendants violated Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiff contends that the defendants issued and disseminated materially false and misleading information to the plaintiff and the investing public in connection with Azurix's initial public offering and during the class period. The plaintiff seeks rescissory and/or compensatory damages, interest and costs, including attorneys' and experts' fees. The plaintiff also seeks extraordinary and/or injunctive relief, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the

                                  AZURIX CORP.

proceeds of defendants' trading activities or their other assets so as to assure that plaintiffs have an effective remedy. These lawsuits are subject to the Private Securities Litigations Reform Act of 1995. Azurix intends to deny the allegations in the consolidated complaint and defend these cases vigorously. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

     On October 27, 2000, a lawsuit was filed in the Court of Chancery in the State of Delaware, New Castle County, by Thomas Turberg against Azurix Corp., Enron Corp. and certain of their officers and directors. The suit is a purported class action filed on behalf of Azurix's public shareholders for the purpose of enjoining a transaction proposed by Enron for taking Azurix private at a price of $7.00 for each of Azurix's publicly held shares. The letter from Enron making this proposal and the related press release issued by Azurix were filed with the Securities and Exchange Commission on October 27, 2000, as exhibits to Azurix's Current Report on Form 8-K. The suit generally alleged that the buy-out price of $7.00 per share was unconscionable and unfair and grossly inadequate and that the defendants have breached their duties of loyalty and care with respect to Azurix's public shareholders. The plaintiff sought a judgment (i) enjoining the acquisition under the terms proposed in the letter; (ii) to the extent the transaction is consummated prior to a final judgment, rescinding the transaction or awarding rescissory damages to the class; (iii) directing that the defendants account to the plaintiff and the class for all damages caused to them and account for all profits and any special benefits obtained by the defendants as a result of their alleged unlawful conduct; (iv) awarding to the plaintiff the costs and disbursements of the lawsuit, including a reasonable allowance for attorney fees and expenses; and (v) granting such other and further relief as the court deems appropriate. Six similar actions were subsequently filed in the Court of Chancery in the State of Delaware, New Castle County and all Delaware actions have been consolidated into a single action. In addition, a similar action was filed in the 55th Judicial District Court of Harris County, Texas. Certain of the actions filed in the Delaware court have added Atlantic Water Trust as a defendant. On December 13, 2000, the parties to the litigation executed a Memorandum of Understanding that settled both the Delaware and Texas actions in principle. Under the proposed settlement, the defendants acknowledged that the prosecution of the litigation was a material factor in causing Enron to increase the merger consideration from $7.00 to $8.375 per share. The proposed settlement provides that the defendants will not oppose plaintiffs' application for attorneys' fees and expenses up to $2.25 million, which Enron has agreed to pay. The proposed settlement is subject to the execution of definitive settlement documents, confirmatory discovery, and court approval.

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

                                  AZURIX CORP.

     Azurix believes that the provincial government of Buenos Aires has failed to permit Azurix Buenos Aires to charge rates in accordance with the tariff set by the concession contract and to deliver infrastructure and other assets as required by the concession contract, thereby affecting its ability to raise capital and to serve its customers. Negotiations with the province thus far have failed to result in resolution of disputed items, despite oral assurances from provincial officials to Azurix Buenos Aires management that various matters would be resolved by the end of 2000, including allowing Azurix to charge rates at levels consistent with the concession contract. In addition, during the last week of December 2000, some prominent officials in the Province publicly advocated canceling the concession. Azurix does not believe the Province has grounds for cancellation without compensation and is vigorously challenging the Province's actions and will continue to do so; however, the lack of resolution on rates by December 31, 2000, and a shift in the political environment during the last week of 2000 caused Azurix to revise its expectation of future cash flows from this concession, including collection rates from customers, and to evaluate the recoverability of related tax assets. Accordingly, in the fourth quarter of 2000, Azurix wrote down the carrying value of the concession intangible and related property, plant and equipment to its fair value. In addition, it also recorded an increase in bad debt expense provision and recorded a valuation allowance against its Argentine tax loss carryforwards.

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

NOTE 8 -- COMPREHENSIVE LOSS

     Comprehensive loss includes the following for the periods indicated:


                                                                              Three Months Ended
                                                                                   March 31,
                                                                            --------------------
                                                                            2000            2001
                                                                            -----           ----
                                                                                (In millions)
     Net income (loss)                                                     $ 11.4        $ (18.4)
     Other comprehensive loss, net of tax:
       Foreign currency translation adjustment                              (21.7)         (85.2)
       Derivative instruments:
         Net effective loss                                                    --           (1.8)
         Cumulative effect of change in accounting principle                   --           (0.5)
       Unrealized loss on available for sale securities                      (0.6)          (0.2)
                                                                           ------        -------
     Comprehensive loss                                                    $(10.9)       $(106.1)
                                                                           ======        =======


NOTE 9 -- DERIVATIVE INSTRUMENTS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statement of Financial Accounting Standards No. 137 and No. 138. Statement of Financial Accounting Standards No. 133 must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at their fair value through earnings, with special accounting allowed for certain qualifying hedges. Azurix adopted Statement of

                                  AZURIX CORP.

Financial Accounting Standards No. 133 as of January 1, 2001. Due to its adoption, Azurix recognized an after-tax non-cash gain of approximately $1.5 million in earnings ($2.1 million, pre-tax) and an after-tax non-cash loss in "Accumulated other comprehensive loss," a component of stockholders' equity, of approximately $0.5 million ($0.7 million, pre-tax), both from the cumulative effect of a change in accounting principle.

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

     Azurix holds derivative instruments which qualify as cash flow hedges. These cash flow hedges are intended to provide protection against variability in cash flow due to an associated variable risk. Azurix also holds derivative instruments which do not meet the criteria in Statement of Financial Accounting Standards No. 133 for hedge accounting, but provide Azurix with an economic hedge of an associated risk. In addition, Azurix Corp. issued U.K. pound sterling denominated debt to hedge a portion of its net investment in Wessex which has the U.K. pound sterling as its functional currency.

     Excluding the impact of adoption, in the three months ended March 31, 2001, Azurix recognized a loss of $1.0 million from derivative instruments which is classified in the Consolidated Statements of Income (Loss) as "Interest expense." An estimated net loss of $0.6 million and $0.4 million of the "Accumulated other comprehensive loss" balance at March 31, 2001, related to cash flow hedges, is expected to be reclassified to earnings within the next nine months and twelve months, respectively. Amounts are reclassified from "Accumulated other comprehensive loss" to earnings to offset the income statement impact of the associated hedge risk. The maximum amount of time over which cash flow exposure in forecasted transactions are hedged is approximately nine years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the Consolidated Financial Statements of Azurix and related notes thereto, contained herein, as well as the Consolidated Financial Statements of Azurix and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Azurix's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The definitive proxy statement that Azurix mailed to its shareholders in connection with the merger stated that Enron does not view Azurix as a core strategic asset. Azurix is currently pursuing the disposal of certain of its assets. No definitive plans have been made to sell these assets, and a sale would occur only if favorable prices for those assets can be obtained. Such asset disposals, should they occur, may result in Azurix incurring losses in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statement of Financial Accounting Standards No. 137 and No. 138. Statement of Financial Accounting Standards No. 133 must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at their fair value through earnings, with special accounting allowed for certain qualifying hedges. Azurix adopted Statement of

Financial Accounting Standards No. 133 as of January 1, 2001. Due to its adoption, Azurix recognized an after-tax non-cash gain of approximately $1.5 million in earnings ($2.1 million, pre-tax) and an after-tax non-cash loss in "Accumulated other comprehensive loss," a component of stockholders' equity, of approximately $0.5 million ($0.7 million, pre-tax), both from the cumulative effect of a change in accounting principle.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2001 and 2000, 55% and 52%, respectively, of Azurix's operating revenues were denominated in U.K. pound sterling. The average U.S. dollar to pound sterling exchange rate for the three months ended March 31, 2001 was 1.46 compared to the same period in 2000 of
1.61. These rates represent a decrease from 2000 to 2001 for the three month periods ended March 31 of 9%. The decrease in the pound sterling exchange rates for the three months ended March 31, 2001, as compared to the same period in the prior year, reduced current period net income by approximately $1.6 million.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Operating revenues for the three months ended March 31, 2001 of $173.9 million decreased $20.7 million, or 11%, when compared to the three months ended March 31, 2000. The decrease resulted from the impact of the Wessex rate cut, effective April 1, 2000, and the effect of the lower current period pound sterling exchange rate, which decreased current period revenues by $9.5 million and $9.7 million, respectively. Revenues also decreased at Azurix North America by approximately $6.5 million due to the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000, partially offset by a $3.0 million increase in unregulated revenues at Wessex.

     Operations and maintenance expense for the three months ended March 31, 2001 of $89.1 million increased $6.5 million, or 8%, when compared to the three months ended March 31, 2000. The increase included $4.9 million of higher operating costs at Wessex related to additional costs of operating new plants and processes and costs incurred to generate the additional revenues earned from unregulated activities. In addition, the three months ended March 31, 2001 had $1.3 million of higher bad debt expense at Azurix Buenos Aires than the same period in the prior year, and $1.5 million of expense from acquisitions that occurred after March 31, 2000. These increases were partially offset by the effect of the lower current period pound sterling exchange rate, which resulted in a $2.7 million decrease from the same period in the prior year.

     General and administrative expense for the three months ended March 31, 2001 of $42.9 million increased $6.4 million, or 18%, when compared to the three months ended March 31, 2000. General and administrative expense for the three months ended March 31, 2001 included $4.3 million of costs paid to Azurix employees for the cancellation of the stock options and unvested restricted stock which was required under the stock plan as a result of the merger (see "Merger"). The three months ended March 31, 2001 also included $3.3 million of expenses incurred by Azurix related to the merger and $2.2 million of employee severance costs. These increases were partially offset by the impact of cost-cutting efforts at Azurix's corporate headquarters and the effect of the lower current period pound sterling exchange rate.

     Interest income for the three months ended March 31, 2001 of $3.5 million decreased $7.3 million, or 68%, when compared to the three months ended March 31, 2000. The decrease resulted primarily from $5.8 million of interest income earned during the three months ended March 31, 2000 on restricted cash that was on deposit in a cash collateral account that secured a bank loan that was used to fund the Buenos Aires acquisition. The loan was repaid in April 2000 with the restricted cash proceeds.

     Interest expense for the three months ended March 31, 2001 of $37.7 million decreased $1.2 million, or 3%, when compared to the three months ended March 31, 2000. Lower current period average borrowings outstanding and pound sterling exchange rate reduced current period interest expense by $2.8 million and $1.8 million, respectively. These were partially offset by higher cost of borrowings during the current period, primarily resulting from the senior notes issued in February 2000, and lower current period capitalized interest, which increased current period interest expense by $2.6 million and $0.8 million, respectively. As of March 31, 2001, approximately 65% of Azurix's debt was denominated in pound sterling.

     Income tax expense (benefit) for the three months ended March 31, 2001 of $(2.0) million decreased $7.9 million, or 134%, when compared to the three months ended March 31, 2000. The effective tax rate for the three months ended March 31, 2001 was 9% compared to the effective tax rate for the three months ended March 31, 2000 of 34%. The decrease in the effective tax rate was due primarily to the impact of non-deductible goodwill amortization relative to a lower current period pre-tax loss, certain foreign losses which are not tax benefited and a valuation allowance which was recorded in the three months ended March 31, 2001 on certain Canadian deferred tax assets of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     Azurix's cash used in operating activities for the three months ended March 31, 2001 was $82.7 million. Cash used in investing activities for the period was $77.3 million which included capital expenditures of $57.0 million. Cash provided by financing activities for the period was $164.0 million and primarily resulted from net borrowings during the period.

     As of March 31, 2001, Azurix had a working capital deficit of $397.3 million. Of this amount, $431.6 million was related to borrowings outstanding or secured by the Azurix Europe credit facility which terminates in May 2002. The Azurix Europe credit facility contains a provision permitting banks, with two-thirds or more of the commitments, to terminate at an earlier time if, in their reasonable opinion, changes have occurred resulting in a material adverse effect on the borrower's ability to repay the outstanding debt. Azurix has no knowledge of the lenders' intent to exercise this right; however, the existence of this provision requires amounts outstanding under the facility to be classified as short-term debt under generally accepted accounting principles. Azurix, and Wessex, its predecessor company, have during the past several years operated with a working capital deficit as part of its normal business practice.

     Under the terms of the Azurix Europe credit facility, Azurix Europe is restricted from paying dividends. Azurix does not anticipate that this will have an impact on liquidity for the remainder of the Azurix consolidated group. Under the terms of the Azurix Europe credit facility, at March 31, 2001, $340.6 million of the total capacity of the facility may be borrowed in a manner allowing for its use by Azurix for general corporate purposes. As of March 31, 2001, Azurix had outstanding borrowings of $164.0 million under that portion of the facility available for use by Azurix for general corporate purposes.

     On March 16, 2001, the then outstanding balance of the Enron credit agreement of $180 million was retired through the issuance to Enron of mandatorily redeemable preferred stock and the credit agreement was terminated (see "Merger").

     As of March 31, 2001, Azurix through Wessex, had among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $212.9 million of borrowing capacity. Of this capacity, 50% expires in October 2001 and the remainder expires in April 2002. As of March 31, 2001, outstanding borrowings consisted of $21.3 million and $106.4 million under the facilities that expire in 2001 and 2002, respectively.

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

     Azurix's short-term debt, net of restricted cash which secures such debt, was $239.8 million as of March 31, 2001. In addition, it had approximately $234.4 million of long-term debt and $103.6 million of long-term debt with affiliates that mature before the end of 2004. Included in these amounts are the Wessex committed bank facilities and the Azurix Europe credit facility which mature in April 2002 and May 2002, respectively. These two facilities along with existing cash, cash flows from operations and uncommitted bank facilities are Azurix's primary sources of liquidity. Azurix anticipates that it will need to renew, refinance or replace these borrowings and credit facilities before they mature. Azurix cannot assure that such additional capital needed to replace maturing borrowings and credit facilities can be obtained at reasonable costs, and if Azurix is not successful in these efforts, it will need to raise capital through other means, which may include disposing of assets. Azurix is pursuing the potential disposal of certain of its assets to improve its long-term liquidity, provided favorable prices can be obtained for those assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Azurix is exposed to market risks, particularly changes in U.S. and international interest rates and changes in currency exchange rates as measured against the functional currencies in which it operates. Azurix engages in hedging programs aimed at limiting the impact of significant and sudden fluctuations, but there can be no assurance that such an approach will be successful. Factors that could impact the effectiveness of its hedging programs include the accuracy of revenue forecasts, volatility of the currency and interest rate markets and the availability of hedging instruments. Azurix utilizes swap contracts to manage interest rate risk. Currency exchange rate risk is the result of transactions that are denominated in a currency other than the functional currencies in which Azurix operates. The primary purpose of Azurix's foreign currency hedging activities is to manage the volatility associated with currency exchange rates. Azurix manages these risks by utilizing derivative financial instruments for non-trading purposes. Azurix enters into currency or interest rate contracts for the sole purpose of hedging an existing or anticipated exposure, not for speculation. Azurix's accounting policies for, and the significant terms of, derivative financial instruments are described in
Note 1 and Note 8, respectively, to the Consolidated Financial Statements included in Azurix's Annual Report on Form 10-K for the year ended December 31, 2000.

     Azurix uses J.P. Morgan's RiskMetricsTM system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 2000, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $0.2 million, respectively. At March 31, 2001, the value-at-risk estimate for foreign currency and interest rate exposure was approximately $0.1 million and $0.3 million, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and in the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q may constitute "forward-looking statements" as such term is defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions may identify such forward-looking statements. Important factors that could cause actual results to differ materially from those described in the forward-looking statements include the following: political developments in foreign countries; the ability to enter new water and wastewater markets in the United States and in other jurisdictions; the timing and extent of deregulation of water resource markets in the United States and in other countries; regulatory developments in the United States and in other countries, including tax and environmental legislation and regulation; the timing and extent of efforts by governments to privatize water and wastewater industries; the timing and extent of changes in non-U.S. currencies and interest rates; the extent of success in securing new service contracts, acquiring water and wastewater assets and developing and managing water resources; Azurix's ability to access the debt and equity markets during periods covered by the forward-looking statements; regulatory developments affecting the purchase and sale of water resources; Azurix's ability to enter into, and retain, strategic relationships with governmental and quasi-governmental agencies; the prices that are offered for any assets that Azurix may seek to sell; and other factors discussed elsewhere in this Form 10-Q and in Azurix's other filings with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On March 16, 2001, Azurix held a Special Meeting of Shareholders to approve and adopt the Agreement and Plan of Merger dated as of December 15, 2000, by and among Azurix Corp., Enron Corp. and Enron BW Corp., an indirect wholly owned subsidiary of Enron Corp. The proposal was approved by the shareholders at the meeting.

     The following table sets forth the results of the voting on the proposal:

                                                                      NUMBER OF VOTES
                                                       --------------------------------------       BROKER
PROPOSAL                                                  FOR           AGAINST       ABSTAIN      NON -VOTE
                                                          ---           -------       -------      ---------

Approval and Adoption of Plan of Merger
-- Vote of all Shareholders                           103,562,189       133,543        25,988             --

-- Vote of all Shareholders
     except Atlantic Water Trust                       25,025,657       133,543        25,988             --



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: None

         (b) Reports on Form 8-K:

     A Report on Form 8-K was filed on January 22, 2001, with respect to the Company's write down during the fourth quarter of 2000 of the net carrying value of the Company's Argentine assets to their fair value.

     A Report on Form 8-K was filed on March 16, 2001, with respect to a press release to announce the approval and adoption of the Agreement and Plan of Merger, dated December 15, 2000 among the Company, Enron BW Corp. and Enron Corp. by the Company's stockholders.

                                   SIGNATURES

     The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AZURIX CORP.





Date: May 15, 2001                     By: /s/ J. Michael Anderson
                                       ----------------------------------------
                                           Managing Director and
                                           Chief Financial Officer
                                           (Duly Authorized Officer)
                                           (Principal Financial Officer)