Form 10-Q
period 2001-06-30
AZURIX CORP
filed 2001-07-31
CIK 1080205

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Note: The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of February 18, 2000, under which the Company is the issuer of certain debt.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            TITLE OF CLASS                     OUTSTANDING AT JULY 31, 2001

             Common Stock                                    3


================================================================================

                                  AZURIX CORP.
                                      INDEX

                                                                                                    PAGE
                                                                                                    ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Income (Loss) for the three months and six months ended
     June 30, 2000 and 2001 (unaudited)...........................................................  2

   Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)..............  3

   Consolidated Statements of Cash Flows for the six months ended
     June 30, 2000 and 2001 (unaudited)...........................................................  4

   Notes to the Consolidated Financial Statements (unaudited).....................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.... 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................... 16

Information Regarding Forward-Looking Statements.................................................. 16

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................................... 17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AZURIX CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                      --------------------    --------------------
                                                                        2000        2001        2000        2001
                                                                      --------    --------    --------    --------
Operating revenues ...............................................    $ 189.2     $ 176.4     $ 383.8     $ 350.3
Operating expenses:
   Operations and maintenance ....................................       91.4        87.0       174.0       176.1
   General and administrative ....................................       34.8        31.8        71.3        74.7
   Depreciation and amortization .................................       30.9        32.3        62.5        63.2
                                                                      -------     -------     -------     -------
       Total operating expenses ..................................      157.1       151.1       307.8       314.0
                                                                      -------     -------     -------     -------
Operating income .................................................       32.1        25.3        76.0        36.3
                                                                      -------     -------     -------     -------
Other income (expense):
   Equity in earnings of unconsolidated affiliates ...............        2.3         0.8         3.2         2.1
   Interest income ...............................................        6.2         3.6        17.0         7.1
   Interest expense ..............................................      (36.1)      (35.5)      (75.0)      (73.2)
                                                                      -------     -------     -------     -------
Income (Loss) before minority interest, income taxes and
   cumulative effect of change in accounting principle ...........        4.5        (5.8)       21.2       (27.7)
                                                                      -------     -------     -------     -------
Minority interest ................................................       (0.6)       (0.2)       (1.2)       (0.2)
Income tax expense ...............................................        2.1         2.3         8.0         0.3
                                                                      -------     -------     -------     -------
Income (Loss) before cumulative effect of change in
   accounting principle ..........................................        3.0        (7.9)       14.4       (27.8)
                                                                      -------     -------     -------     -------
Cumulative effect of change of accounting principle, net
   of tax expense of $0.6 ........................................         --          --          --         1.5
                                                                      -------     -------     -------     -------
Net income (loss) ................................................    $   3.0     $  (7.9)    $  14.4     $ (26.3)
                                                                      =======     =======     =======     =======










        The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                  ASSETS

                                                                             DECEMBER 31,     JUNE 30,
                                                                                 2000          2001
                                                                             ------------    ---------
                                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................................    $   30.0     $   24.7
  Restricted cash and cash equivalents ....................................       108.0        131.2
  Trade receivables (net of allowance for doubtful accounts
     of $66.9 and $79.2, respectively) ....................................       128.9        114.9
  Unbilled receivables ....................................................        42.0         41.3
  Other ...................................................................        75.2         91.2
                                                                               --------     --------
          Total current assets ............................................       384.1        403.3
                                                                               --------     --------
Property, plant and equipment, at cost ....................................     2,691.7      2,637.7
Less accumulated depreciation .............................................      (228.2)      (250.9)
                                                                               --------     --------
          Property, plant and equipment, net ..............................     2,463.5      2,386.8
                                                                               --------     --------
Investments in and advances to unconsolidated affiliates ..................        60.5         68.0
Concession intangibles, net ...............................................        86.4         84.9
Goodwill, net .............................................................       971.4        910.0
Other assets ..............................................................       135.5        163.3
                                                                               --------     --------
          Total Assets ....................................................    $4,101.4     $4,016.3
                                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals ...........................................    $  275.9     $  215.2
  Deferred income .........................................................        43.3         32.0
  Accrued taxes ...........................................................         9.4         14.4
  Short-term debt .........................................................       298.7        384.7
  Current maturities of long-term debt ....................................        80.7        100.5
  Current maturities of long-term debt - affiliates .......................       109.2           --
                                                                               --------     --------
          Total current liabilities .......................................       817.2        746.8
                                                                               --------     --------
Long-term debt ............................................................     1,346.1      1,292.1
Long-term debt - affiliates ...............................................       118.6        121.4
Deferred income taxes .....................................................       457.8        438.2
Other long-term liabilities ...............................................        32.9         27.9
                                                                               --------     --------
          Total liabilities ...............................................     2,772.6      2,626.4
                                                                               --------     --------
Commitments and contingencies (Note 7)
Minority interest .........................................................         4.6          4.7
Mandatorily redeemable preferred stock ....................................          --        185.8
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized ..........          --           --
  Common stock, $0.01 par value, 500,000,000 shares authorized,
      2 shares and 3 shares issued and outstanding, respectively ..........          --           --
  Additional paid-in capital ..............................................     1,974.8      1,979.7
  Retained deficit ........................................................      (443.1)      (475.2)
  Unearned compensation ...................................................        (0.2)          --
  Accumulated other comprehensive loss ....................................      (207.3)      (305.1)
                                                                               --------     --------
          Total stockholders' equity ......................................     1,324.2      1,199.4
                                                                               --------     --------
          Total Liabilities and Stockholders' Equity ......................    $4,101.4     $4,016.3
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

                                  AZURIX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      -------------------
                                                                                        2000        2001
                                                                                      -------     -------
Operating Activities:
    Net income (loss) ............................................................    $  14.4     $ (26.3)
    Adjustments to reconcile net income (loss) to cash provided by (used in)
        operating activities:
        Depreciation and amortization ............................................       62.5        63.2
        Accretion and amortization of debt expenses ..............................        2.8         2.4
        Deferred income taxes ....................................................        1.3        (7.5)
        Equity in earnings of unconsolidated affiliates ..........................       (3.2)       (2.1)
        Minority interest ........................................................       (1.2)       (0.2)
        Cumulative effect of change in accounting principle ......................       --          (1.5)
        Changes in operating assets and liabilities:
           Increase in trade receivables and other current assets ................      (40.3)       (4.0)
           Decrease in current liabilities, excluding debt .......................       (1.9)      (65.9)
           Increase in other assets ..............................................       (1.8)      (15.7)
           Decrease in other long-term liabilities ...............................       (0.9)       (3.5)
                                                                                      -------     -------
Net cash provided by (used in) operating activities ..............................       31.7       (61.1)
                                                                                      -------     -------
Investing Activities:
    Capital expenditures .........................................................     (153.2)     (102.6)
    Investments in and advances to unconsolidated affiliates .....................       (2.6)       (4.1)
    Business acquisitions, net of cash acquired ..................................      (15.2)       --
    Other ........................................................................      (45.5)      (28.4)
                                                                                      -------     -------
Net cash used in investing activities ............................................     (216.5)     (135.1)
                                                                                      -------     -------
Financing Activities:
    Proceeds from long-term borrowings ...........................................      583.4       176.1
    Repayments of long-term borrowings ...........................................     (557.3)     (121.5)
    Net proceeds from (repayments of) short-term borrowings ......................     (287.1)       56.5
    Withdrawal from restricted cash and cash equivalents account .................      394.0          --
    Advances from affiliates, net of repayments ..................................       53.9        80.1
    Cash received in merger ......................................................         --       330.8
    Payment for cancelled common stock ...........................................         --      (325.8)
    Issuance of common stock and capital contributed .............................        0.3         0.6
                                                                                      -------     -------
Net cash provided by financing activities ........................................      187.2       196.8
                                                                                      -------     -------
Effect of exchange rate changes on cash ..........................................       (5.4)       (5.9)
                                                                                      -------     -------
Change in cash and cash equivalents ..............................................       (3.0)       (5.3)
                                                                                      -------     -------
Cash and cash equivalents, beginning of period ...................................       27.2        30.0
                                                                                      -------     -------
Cash and cash equivalents, end of period .........................................    $  24.2     $  24.7
                                                                                      =======     =======



        The accompanying notes are an integral part of these consolidated financial statements.

                                  AZURIX CORP.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Companies that have a December 31 fiscal year-end, such as Azurix, may not early adopt the provisions of the statement. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. Azurix has not completed an analysis of the impact of implementing the provisions of this statement.

NOTE 2 - MERGER

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

                                  AZURIX CORP.

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

    In addition, under the Agreement and Plan of Merger, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million. The preferred stock may not be redeemed by Azurix Corp. prior to the date that all of its senior notes due 2007 and 2010 have been redeemed. The preferred stock must be redeemed on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of its senior notes have been redeemed. Accrued dividends at June 30, 2001 totaled $5.8 million.

    The definitive proxy statement that Azurix mailed to its shareholders in connection with the merger stated that Enron does not view Azurix as a core strategic asset. Azurix is currently pursuing the disposal of certain of its assets, specifically including Azurix North America Corp. Azurix has not committed to a plan to sell these assets, and a sale would occur only if favorable prices for those assets can be obtained. Such asset disposals, should they occur, may result in Azurix incurring losses in future periods.

NOTE 3 - DEBT

DEBT MATURITIES

    Azurix's short-term debt, net of restricted cash which secures such debt, was $262.2 million as of June 30, 2001. In addition, it had approximately $129.0 million of long-term debt and $102.8 million of long-term debt with affiliates that mature before the end of 2004. Included in these amounts are the Wessex committed bank facilities and the Azurix Europe credit facility which mature in April 2002 and May 2002, respectively. These two facilities along with existing cash, cash flows from operations and uncommitted bank facilities are Azurix's primary sources of liquidity. Azurix anticipates that it will need to renew, refinance or replace these borrowings and credit facilities before they mature. Azurix cannot assure that such additional capital needed to replace maturing borrowings and credit facilities can be obtained at reasonable costs, and if Azurix is not successful in these efforts, it will need to raise capital through other means, which may include disposing of assets.

LONG-TERM DEBT

    In March 2001, Wessex Water exchanged $141.9 million face value of its fixed interest rate U.K. pound sterling denominated senior unsecured bonds with an equal face value amount of variable rate bonds. The bonds that were redeemed bore an interest rate of 5.875% payable annually. The newly issued variable rate bonds carry the same terms as the old bonds except for interest rate and interest payment frequency. The interest rate on the variable rate bonds upon issuance and at June 30, 2001 was 5.875%. For each rating notch downgrade or upgrade, the interest rate increases by 0.25% or decreases by 0.125%, respectively. If the rating of the variable rate bonds falls below investment grade, the interest rate will increase by 1%. The maximum interest rate on the variable rate bonds is 7.375%, and interest is payable semi-annually.

                                  AZURIX CORP.

    In June 2001, Wessex Water entered into an additional pound sterling denominated loan with the European Investment Bank with a face value on the date of the loan of $105.4 million. The interest rate is based on the London interbank offered rate adjusted for a variable margin which cannot exceed plus 0.15%. The variable margin at June 30, 2001 results in an interest rate of the London interbank offered rate less 0.14%. The loan is payable in full in June 2011. The proceeds were used to repay outstanding borrowings under Wessex Water's committed bank credit facilities.

LONG-TERM DEBT - AFFILIATES

    In July 2001, Azurix Europe entered into an amended and restated agreement with a subsidiary of a shareholder that extended to July 2003 the term of a loan that previously matured in December 2001. The face value of the loan at June 30, 2001 was $102.8 million and was classified on the Consolidated Balance Sheet at June 30, 2001 as "Long-term debt - affiliates."

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes and interest expense is as follows:

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   ----------------------------
                                                                      2000              2001
                                                                   ---------         ----------
                                                                         (IN MILLIONS)
   Income taxes....................................................  $ 5.8             $ 7.0
   Interest expense (net of amounts capitalized)...................   57.1              80.7

NON-CASH TRANSACTION

    In March 2001, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million (see Note 2).

NOTE 5 - RELATED PARTY TRANSACTION

    During 2000, Azurix entered into an agreement to provide future water supply and water management services for a period of approximately 25 years to a power project being developed by a subsidiary of Enron. During the first quarter of 2001, this agreement was terminated in connection with Enron's sale of the project.

NOTE 6 - STOCKHOLDERS' EQUITY

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

                                  AZURIX CORP.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

    On November 1, 1999, Synagro Technologies, Inc. filed a lawsuit against Azurix styled Synagro Technologies, Inc. v. Azurix Corp. in the 270th Judicial District Court of Harris County, Texas. The lawsuit relates to various agreements between the parties regarding potential business transactions and the possible acquisition by Azurix of two subsidiaries of Waste Management, Inc. commonly called BioGro. On May 9, 2000, Synagro filed its First Amended Petition in the District Court seeking (i) damages in excess of $57 million resulting from the alleged breach by Azurix to purchase up to $23 million of Synagro convertible preferred stock and (ii) unspecified damages resulting from Azurix's alleged breach of confidentiality and standstill agreements. Synagro further amended its complaint on June 13, 2001 to include a claim for fraud. On August 4, 2000, Azurix filed its First Amended Answer and Counterclaim (i) denying all of the material allegations contained in Synagro's First Amended Petition and
(ii) seeking damages in excess of $175 million for misrepresentations by Synagro that induced Azurix to agree to restrictions on its ability to purchase BioGro and to enter into negotiations with Synagro and Synagro's interference with Azurix's acquisition of BioGro. The parties have agreed to a trial date in September 2001. Azurix intends to continue to vigorously defend itself against Synagro's claims and to continue to pursue its claims for damages resulting from Synagro's conduct regarding BioGro. Although no assurances can be given, Azurix believes that the ultimate resolution of this litigation will not have a material adverse effect on its financial position or results of operations.

    On October 6, 2000, a lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, by Irving Rosenzweig, on behalf of himself and others similarly situated, against Azurix Corp., Enron Corp. and certain of their officers and directors. Several similar actions subsequently were filed in the same court and have been consolidated under the name In re Azurix Corp. Securities Litigation. These are a purported class action filed on behalf of those persons who purchased the common stock of Azurix during the period from June 9, 1999, the date of Azurix's initial public offering, through and including August 8, 2000. The suit generally alleges that the defendants violated Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiffs contend that the defendants issued and disseminated materially false and misleading information to the plaintiffs and the investing public in connection with Azurix's initial public offering and during the class period. The plaintiffs seek rescissory and/or compensatory damages, interest and costs, including attorneys' and experts' fees. The plaintiffs also seek extraordinary and/or injunctive relief, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to assure that plaintiffs have an effective remedy. These lawsuits are subject to the Private Securities Litigations Reform Act of 1995. Azurix intends to defend these cases vigorously. On June 12, 2001, the defendants filed motions to dismiss these actions for failure to state a claim on which relief could be granted. At this early stage of the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

    On October 27, 2000, a lawsuit was filed in the Court of Chancery in the State of Delaware, New Castle County, by Thomas Turberg against Azurix Corp., Enron Corp. and certain of their officers and directors. The suit is a purported class action filed on behalf of Azurix's public shareholders for the purpose of enjoining a transaction

                                  AZURIX CORP.

proposed by Enron for taking Azurix private at a price of $7.00 for each of Azurix's publicly held shares. The letter from Enron making this proposal and the related press release issued by Azurix were filed with the Securities and Exchange Commission on October 27, 2000, as exhibits to Azurix's Current Report on Form 8-K. The suit generally alleged that the buy-out price of $7.00 per share was unconscionable and unfair and grossly inadequate and that the defendants have breached their duties of loyalty and care with respect to Azurix's public shareholders. The plaintiff sought a judgment (i) enjoining the acquisition under the terms proposed in the letter; (ii) to the extent the transaction is consummated prior to a final judgment, rescinding the transaction or awarding rescissory damages to the class; (iii) directing that the defendants account to the plaintiff and the class for all damages caused to them and account for all profits and any special benefits obtained by the defendants as a result of their alleged unlawful conduct; (iv) awarding to the plaintiff the costs and disbursements of the lawsuit, including a reasonable allowance for attorney fees and expenses; and (v) granting such other and further relief as the court deems appropriate. Six similar actions were subsequently filed in the Court of Chancery in the State of Delaware, New Castle County and all Delaware actions have been consolidated into a single action. In addition, a similar action was filed in the 55th Judicial District Court of Harris County, Texas. Certain of the actions filed in the Delaware court have added Atlantic Water Trust as a defendant. On December 13, 2000, the parties to the litigation executed a Memorandum of Understanding that settled both the Delaware and Texas actions in principle. Under the proposed settlement, the defendants acknowledged that the prosecution of the litigation was a material factor in causing Enron to increase the merger consideration from $7.00 to $8.375 per share. The proposed settlement provides that the defendants will not oppose plaintiffs' application for attorneys' fees and expenses up to $2.25 million, which Azurix has agreed to pay. The proposed settlement is subject to the execution of definitive settlement documents, confirmatory discovery, and court approval.

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

                                  AZURIX CORP.

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

NOTE 8 - COMPREHENSIVE LOSS

    Comprehensive loss includes the following for the periods indicated:



                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                     --- -------------      -----------------
                                                                      2000        2001       2000        2001
                                                                     ------     ------     -------     -------
                                                                                    (IN MILLIONS)
Net income (loss) ...............................................    $  3.0     $ (7.9)    $  14.4     $ (26.3)
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment .......................     (80.5)     (12.6)     (102.2)      (97.8)
  Derivative instruments:
     Deferred gain on derivative instruments associated
        with hedges of future cash flows ........................        --        2.2          --         0.4
     Recognition in earnings of previously deferred
        losses related to derivative instruments used as
        cash flow hedges ........................................        --        0.1          --         0.1
  Cumulative effect of change in accounting principle ...........        --         --          --        (0.5)
  Unrealized gain (loss) on available for sale securities .......        --        0.2        (0.6)         --
                                                                     ------     ------     -------     -------
Comprehensive loss ..............................................    $(77.5)    $(18.0)    $ (88.4)    $(124.1)
                                                                     ======     ======     =======     =======


                                  AZURIX CORP.

NOTE 9 - DERIVATIVE INSTRUMENTS

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statement of Financial Accounting Standards No. 137 and No. 138. Statement of Financial Accounting Standards No. 133, as amended, must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at their fair value through earnings, with special accounting allowed for certain qualifying hedges. Azurix adopted Statement of Financial Accounting Standards No. 133, as amended, as of January 1, 2001. Due to its adoption, Azurix recognized an after-tax non-cash gain of approximately $1.5 million in earnings ($2.1 million, pre-tax) and an after-tax non-cash loss in "Accumulated other comprehensive loss," a component of stockholders' equity, of approximately $0.5 million ($0.7 million, pre-tax), both from the cumulative effect of a change in accounting principle.

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

    Azurix holds derivative instruments which qualify as cash flow hedges. These cash flow hedges are intended to provide protection against variability in cash flows due to an associated variable risk. Azurix also holds derivative instruments which do not meet the criteria in Statement of Financial Accounting Standards No. 133 for hedge accounting, but provide Azurix with an economic hedge of an associated risk. In addition, Azurix Corp. issued U.K. pound sterling denominated debt to hedge its exposure to currency exchange risk of a portion of its net investment in Wessex which has the U.K. pound sterling as its functional currency.

    An estimated net loss of $0.6 million of the "Accumulated other comprehensive loss" balance at June 30, 2001, related to cash flow hedges that existed at January 1, 2001, is expected to be reclassified to earnings within the next six months. An estimated net loss of $0.4 million of the "Accumulated other comprehensive loss" balance at June 30, 2001, related to all cash flow hedges, is expected to be reclassified to earnings within the next twelve months. Amounts are reclassified from "Accumulated other comprehensive loss" to earnings to offset the income statement impact of the associated hedge risk. Azurix had no material ineffectiveness in its cash flow hedges for the three months and six months ended June 30, 2001. Azurix has recognized other comprehensive income, net of tax, of $0.3 million related to its hedge of currency exchange risk of a portion of its net investment in Wessex for the six months ended June 30, 2001, primarily all of which was recognized in the first quarter of 2001. The maximum amount of time over which cash flow exposure in forecasted transactions are hedged is approximately eight years.

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

    The definitive proxy statement that Azurix mailed to its shareholders in connection with the merger stated that Enron does not view Azurix as a core strategic asset. Azurix is currently pursuing the disposal of certain of its assets, specifically including Azurix North America Corp. Azurix has not committed to a plan to sell these assets, and a sale would occur only if favorable prices for those assets can be obtained. Such asset disposals, should they occur, may result in Azurix incurring losses in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by Statement of Financial Accounting Standards No. 137 and No. 138. Statement of Financial Accounting Standards No. 133, as amended, must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at their fair value through earnings, with special accounting allowed for certain qualifying hedges. Azurix adopted Statement of Financial Accounting Standards No. 133, as amended, as of January 1, 2001. Due to its adoption, Azurix recognized an after-tax non-cash gain of approximately $1.5 million in earnings ($2.1 million, pre-tax) and an after-tax non-cash loss in "Accumulated other comprehensive loss," a component of stockholders' equity, of approximately $0.5 million ($0.7 million, pre-tax), both from the cumulative effect of a change in accounting principle.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Companies such as Azurix which have a December 31 fiscal year-end may not early adopt the provisions of the statement. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. Azurix has not completed an analysis of the impact of implementing the provisions of this statement.

RESULTS OF OPERATIONS

    For each of the six-month periods ended June 30, 2001 and 2000, 55% of Azurix's operating revenues were denominated in U.K. pound sterling. The average U.S. dollar to pound sterling exchange rate for the three months and six months ended June 30, 2001 was 1.42 and 1.44, respectively, compared to the same periods in 2000 of 1.53 and 1.57, respectively. These rates represent a decrease from 2000 to 2001 for the three month and six month periods ending June 30 of 7.2% and 8.3%, respectively. The decrease in the pound sterling exchange rates for the three months and six months ended June 30, 2001, as compared to the same periods in the prior year, reduced net income by approximately $1.2 million and $2.7 million, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    Net loss for the three months ended June 30, 2001 of $7.9 million compared to a net income of $3.0 million for the three months ended June 30, 2000. The primary reasons for the decline in earnings are described below.

    Operating revenues for the three months ended June 30, 2001 of $176.4 million decreased $12.8 million, or 7%, when compared to the three months ended June 30, 2000. Lower current period pound sterling exchange rate decreased current period revenues by $7.6 million. Revenues also decreased at Azurix North America by approximately $5.0 million due to the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000 and $5.5 million due to lower carbon and mobile residual revenues. These decreases were partially offset by an increase of $1.1 million in regulated revenues as a result of an inflation price increase in April 2001 and an increase of $3.7 million in unregulated revenues at Wessex.

    Operations and maintenance expense for the three months ended June 30, 2001 of $87.0 million decreased $4.4 million, or 5%, when compared to the three months ended June 30, 2000. The decrease included the effect of the lower current period pound sterling exchange rate, which resulted in a $2.2 million decrease from the same period in the prior year. Operations and maintenance expense decreased by $5.2 million due to the completion of the Seattle-Tolt construction contract at Azurix North America in the fourth quarter of 2000. The decrease was partially offset by $3.0 million of higher operating costs at Wessex related to additional costs of operating new plants and processes and costs incurred to generate the additional revenues earned from unregulated activities and $1.7 million of higher bad debt expense at Azurix Buenos Aires.

    General and administrative expense for the three months ended June 30, 2001 of $31.8 million decreased $3.0 million, or 9%, when compared to the three months ended June 30, 2000. The decrease was due to the impact of cost-cutting efforts at Azurix's corporate headquarters and the effect of the lower current period pound sterling exchange rate.

    Interest income for the three months ended June 30, 2001 of $3.6 million decreased $2.6 million, or 42%, when compared to the three months ended June 30, 2000. The decrease resulted primarily from $1.7 million of interest income earned during the three months ended June 30, 2000 on restricted cash that was on deposit in a cash collateral account that secured a bank loan that was used to fund the Buenos Aires acquisition. The loan was repaid in April 2000 with the restricted cash proceeds.

    Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2001 of $0.8 million decreased $1.5 million when compared to the three months ended June 30, 2000. The decrease resulted primarily from lower earnings from Azurix's investment in the entity which manages and operates the water and wastewater concession for Cancun and Isla Mujeres, Mexico.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    Net loss for six months ended June 30, 2001 of $26.3 million compared to a net income of $14.4 million for the six months ended June 30, 2000. The primary reasons for the decline in earnings are described below.

    Operating revenues for the six months ended June 30, 2001 of $350.3 million decreased $33.5 million, or 9%, when compared to the six months ended June 30, 2000. The decrease resulted from the impact of the Wessex rate cut, effective April 1, 2000, and the effect of the lower current period pound sterling exchange rate, which decreased current period revenues by $8.1 million and $17.4 million, respectively. Revenues also decreased at Azurix North America by approximately $11.5 million due to the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000, partially offset by a $7.1 million increase in unregulated revenues at Wessex.

    Operations and maintenance expense for the six months ended June 30, 2001 of $176.1 million increased $2.1 million, or 1%, when compared to the six months ended June 30, 2000. The increase included $11.1 million of higher operating costs at Wessex related to additional costs of operating new plants and processes and costs incurred to generate the additional revenues earned from unregulated activities. In addition, the six months ended June 30, 2001 included higher operations and maintenance expense of $2.4 million from acquisitions that occurred during 2000 and $3.0 million of higher bad debt expense at Azurix Buenos Aires. These increases were partially offset by the effect of the lower current period pound sterling exchange rate, which resulted in a $4.9 million decrease from the same period in the prior year and lower costs at Azurix North America of $10.1 million, primarily associated with the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000.

    General and administrative expense for the six months ended June 30, 2001 of $74.7 million increased $3.4 million, or 5%, when compared to the six months ended June 30, 2000. General and administrative expense for the six months ended June 30, 2001 included $4.3 million of costs paid to Azurix employees for the cancellation of the stock options and unvested restricted stock, which was required under the stock plan as a result of the merger (see "Merger"). The six months ended June 30, 2001 also included $4.3 million of expenses incurred by Azurix related to the merger and $3.8 million of employee severance costs. These increases were partially offset by the impact of cost-cutting efforts at Azurix's corporate headquarters and the effect of the lower current period pound sterling exchange rate.

    Interest income for the six months ended June 30, 2001 of $7.1 million decreased $9.9 million, or 58%, when compared to the six months ended June 30, 2000. The decrease resulted primarily from $7.5 million of interest income earned during the six months ended June 30, 2000 on restricted cash that was on deposit in a cash collateral account that secured a bank loan that was used to fund the Buenos Aires acquisition. The loan was repaid in April 2000 with the restricted cash proceeds.

    Interest expense for the six months ended June 30, 2001 of $73.2 million decreased $1.8 million, or 2%, when compared to the six months ended June 30, 2000. Lower current period average borrowings outstanding and pound sterling exchange rate reduced current period interest expense by $2.5 million and $3.2 million, respectively. These were partially offset by higher cost of borrowings during the current period, primarily resulting from the senior notes issued in February 2000, and lower current period capitalized interest, which increased current period interest expense by $2.1 million and $1.9 million, respectively. As of June 30, 2001, approximately 64% of Azurix's debt was denominated in pound sterling.

    Income tax expense for the six months ended June 30, 2001 of $0.3 million decreased $7.7 million, or 96%, when compared to the six months ended June 30, 2000. The effective tax rate for the six months ended June 30, 2001 was (1)% compared to the effective tax rate for the six months ended June 30, 2000 of 36%. The decrease in the effective tax rate was due primarily to the impact of non-deductible goodwill amortization relative to a lower current period pre-tax loss, certain foreign losses which are not tax benefited and a valuation allowance which was recorded in the first quarter of 2001 on certain Canadian deferred tax assets of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    Azurix's cash used in operating activities for the six months ended June 30, 2001 was $61.1 million. Cash used in investing activities for the period was $135.1 million which included capital expenditures of $102.6 million. Cash provided by financing activities for the period was $196.8 million and primarily resulted from net borrowings during the period.

    As of June 30, 2001, Azurix had a working capital deficit of $343.5 million. Of this amount, $465.3 million was related to borrowings outstanding or secured by the Azurix Europe credit facility which terminates in May 2002. Azurix, and Wessex, its predecessor company, have during the past several years operated with a working capital deficit as part of its normal business practice.

    Under the terms of the Azurix Europe credit facility, Azurix Europe is restricted from paying dividends. Azurix does not anticipate that this will have an impact on liquidity for the remainder of the Azurix consolidated group. Under the terms of the Azurix Europe credit facility, at June 30, 2001, $337.8 million of the total capacity of the facility may be borrowed in a manner allowing for its use by Azurix for general corporate purposes. As of June 30, 2001, Azurix had outstanding borrowings of $199.0 million under that portion of the facility available for use by Azurix for general corporate purposes.

    On March 16, 2001, the then outstanding balance of the Enron credit agreement of $180 million was retired through the issuance to Enron of mandatorily redeemable preferred stock and the credit agreement was terminated (see "Merger").

    As of June 30, 2001, Azurix through Wessex, had among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $211.2 million of borrowing capacity. Of this capacity, 50% expires in October 2001 and the remainder expires in April 2002. As of June 30, 2001, outstanding borrowings consisted of $16.9 million under the facilities that expire in 2002.

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

    Azurix's short-term debt, net of restricted cash which secures such debt, was $262.2 million as of June 30, 2001. In addition, it had approximately $129.0 million of long-term debt and $102.8 million of long-term debt with affiliates that mature before the end of 2004. Included in these amounts are the Wessex committed bank facilities and the Azurix Europe credit facility which mature in April 2002 and May 2002, respectively. These two facilities along with existing cash, cash flows from operations and uncommitted bank facilities are Azurix's primary sources of liquidity. Azurix anticipates that it will need to renew, refinance or replace these borrowings and credit facilities before they mature. Azurix cannot assure that such additional capital needed to replace maturing borrowings and credit facilities can be obtained at reasonable costs, and if Azurix is not successful in these efforts, it will need to raise capital through other means, which may include disposing of assets. Azurix is pursuing the potential disposal of certain of its assets to improve its long-term liquidity, provided favorable prices can be obtained for those assets.

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

     Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 2000, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $0.2 million, respectively. At June 30, 2001, the value-at-risk estimate for foreign currency and interest rate exposure was approximately $48,000 and $0.7 million, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and in the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

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

         None.


                                   SIGNATURES

         The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AZURIX CORP.





Date: July 31, 2001                  By:          /s/ J. Michael Anderson
                                        ----------------------------------------
                                                Managing Director and
                                               Chief Financial Officer
                                              (Duly Authorized Officer)
                                            (Principal Financial Officer)