Form 10-Q
period 2001-09-30
AZURIX CORP
filed 2001-11-19
CIK 1080205

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q*

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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


       Registrant's telephone number, including area code: (713) 646-6001


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No  X
                                               ---      ---

         * The Company is not subject to the filing requirements of the Securities Exchange Act of 1934. This quarterly report is filed pursuant to contractual obligations imposed on the Company by an Indenture, dated as of February 18, 2000, under which the Company is the issuer of certain debt. This report is not intended to comply in all respect with the rules and regulations under the Securities Exchange Act of 1934 regarding quarterly reports on Form 10-Q.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           TITLE OF CLASS                       OUTSTANDING AT NOVEMBER 15, 2001
           Common Stock                                        3


================================================================================

                                  AZURIX CORP.
                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Income (Loss) for the three months and nine months ended
     September 30, 2000 and 2001 (unaudited)................................................................   2

   Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited)...................   3

   Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2000 and 2001 (unaudited)................................................................   4

   Notes to the Consolidated Financial Statements (unaudited)...............................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................  22

Information Regarding Forward-Looking Statements............................................................  22

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................................  23

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                  AZURIX CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2000             2001             2000             2001
                                                                ------------     ------------     ------------     ------------

Operating revenues .........................................    $      183.7     $      175.7     $      567.5     $      526.0
Operating expenses:
   Operations and maintenance ..............................            91.6            114.8            265.6            290.9
   General and administrative ..............................            36.2             40.3            107.5            115.0
   Depreciation and amortization ...........................            33.9             29.4             96.4             92.6
   Impairment of long-lived assets .........................              --            232.6               --            232.6
                                                                ------------     ------------     ------------     ------------
       Total operating expenses ............................           161.7            417.1            469.5            731.1
                                                                ------------     ------------     ------------     ------------
Operating income (loss) ....................................            22.0           (241.4)            98.0           (205.1)
                                                                ------------     ------------     ------------     ------------
Other income (expense):
   Equity in earnings of unconsolidated affiliates .........             1.6              0.3              4.8              2.4
   Impairment of investment in unconsolidated affiliates ...              --             (6.7)              --             (6.7)
   Gain on sale of asset ...................................             2.5               --              2.5               --
   Interest income .........................................             3.5              3.8             20.5             10.9
   Interest expense ........................................           (34.3)           (36.6)          (109.3)          (109.8)
                                                                ------------     ------------     ------------     ------------
Income (Loss) before minority interest, income taxes and
   cumulative effect of change in accounting principle .....            (4.7)          (280.6)            16.5           (308.3)
                                                                ------------     ------------     ------------     ------------

Minority interest ..........................................            (0.4)              --             (1.6)            (0.2)
Income tax expense (benefit) ...............................            (0.7)            13.1              7.3             13.4
                                                                ------------     ------------     ------------     ------------
Income (Loss) before cumulative effect of change in
   accounting principle ....................................            (3.6)          (293.7)            10.8           (321.5)
                                                                ------------     ------------     ------------     ------------
Cumulative effect of change of accounting principle, net
   of tax expense of $0.6 ..................................              --               --               --              1.5
                                                                ------------     ------------     ------------     ------------
Net income (loss) ..........................................    $       (3.6)    $     (293.7)    $       10.8     $     (320.0)
                                                                ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                            ASSETS                              DECEMBER 31,     SEPTEMBER 30,
                                                                                                    2000            2001
                                                                                                ------------     ------------
                                                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents ................................................................    $       30.0     $       14.4
  Restricted cash and cash equivalents .....................................................           108.0            137.2
  Trade receivables (net of allowance for doubtful accounts
     of $66.9 and $105.0, respectively) ....................................................           128.9            101.3
  Unbilled receivables .....................................................................            42.0             45.1
  Other ....................................................................................            75.2             99.1
                                                                                                ------------     ------------
          Total current assets .............................................................           384.1            397.1
                                                                                                ------------     ------------
Property, plant and equipment, at cost .....................................................         2,691.7          2,747.8
Less accumulated depreciation ..............................................................          (228.2)          (324.7)
                                                                                                ------------     ------------
          Property, plant and equipment, net ...............................................         2,463.5          2,423.1
                                                                                                ------------     ------------
Investments in and advances to unconsolidated affiliates ...................................            60.5             60.2
Concession intangibles, net ................................................................            86.4             84.1
Goodwill, net ..............................................................................           971.4            796.2
Other assets ...............................................................................           135.5            158.8
                                                                                                ------------     ------------
          Total Assets .....................................................................    $    4,101.4     $    3,919.5
                                                                                                ============     ============
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals ............................................................    $      275.9     $      213.8
  Deferred income ..........................................................................            43.3             22.5
  Accrued taxes ............................................................................             9.4             16.2
  Short-term debt ..........................................................................           298.7            454.1
  Current maturities of long-term debt .....................................................            80.7            113.3
  Current maturities of long-term debt - affiliates ........................................           109.2               --
                                                                                                ------------     ------------
          Total current liabilities ........................................................           817.2            819.9
                                                                                                ------------     ------------
Long-term debt .............................................................................         1,346.1          1,311.3
Long-term debt - affiliates ................................................................           118.6            125.9
Deferred income taxes ......................................................................           457.8            461.8
Other long-term liabilities ................................................................            32.9             34.8
                                                                                                ------------     ------------
          Total liabilities ................................................................         2,772.6          2,753.7
                                                                                                ------------     ------------
Commitments and contingencies (Note 7)
Minority interest ..........................................................................             4.6              4.4
Mandatorily redeemable preferred stock .....................................................              --            190.9
Stockholders' equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized ...........................              --               --
  Common stock, $0.01 par value, 500,000,000 shares authorized, 2
      shares and 3 shares issued and outstanding, respectively .............................              --               --
  Additional paid-in capital ...............................................................         1,974.8          1,979.7
  Retained deficit .........................................................................          (443.1)          (774.0)
  Unearned compensation ....................................................................            (0.2)              --
  Accumulated other comprehensive loss .....................................................          (207.3)          (235.2)
                                                                                                ------------     ------------
          Total stockholders' equity .......................................................         1,324.2            970.5
                                                                                                ------------     ------------
          Total Liabilities and Stockholders' Equity .......................................    $    4,101.4     $    3,919.5
                                                                                                ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                        2000             2001
                                                                                    ------------     ------------
Operating Activities:
    Net income (loss) ..........................................................    $       10.8     $     (320.0)
    Adjustments to reconcile net income (loss) to cash provided by (used in)
        operating activities:
        Depreciation and amortization ..........................................            96.4             92.6
        Impairment of long-lived assets and investment in unconsolidated
           affiliates ..........................................................              --            239.3
        Accretion and amortization of debt expenses ............................             4.7              3.3
        Deferred income taxes ..................................................            (1.5)            (0.2)
        Equity in earnings of unconsolidated affiliates ........................            (4.8)            (2.4)
        Minority interest ......................................................            (1.6)            (0.2)
        Gain on sale of asset ..................................................            (2.5)              --
        Cumulative effect of change in accounting principle ....................              --             (1.5)
        Changes in operating assets and liabilities:
           Increase in trade receivables and other current assets ..............           (67.2)            (2.3)
           Decrease in current liabilities, excluding debt .....................            (7.8)           (76.5)
           (Increase) Decrease in other assets .................................             1.2            (13.0)
           Increase (Decrease) in other long-term liabilities ..................             3.5             (0.6)
                                                                                    ------------     ------------
Net cash provided by (used in) operating activities ............................            31.2            (81.5)
                                                                                    ------------     ------------
Investing Activities:
    Capital expenditures .......................................................          (221.7)          (147.5)
    Proceeds from sale of asset ................................................             5.4               --
    Investments in and advances to unconsolidated affiliates ...................            (2.8)            (6.3)
    Business acquisitions, net of cash acquired ................................           (16.3)              --
    Other ......................................................................           (44.6)           (28.5)
                                                                                    ------------     ------------
Net cash used in investing activities ..........................................          (280.0)          (182.3)
                                                                                    ------------     ------------
Financing Activities:
    Proceeds from long-term borrowings .........................................           594.4            184.2
    Repayments of long-term borrowings .........................................          (573.3)          (134.9)
    Net proceeds from (repayments of) short-term borrowings ....................          (210.0)           117.4
    Withdrawal from restricted cash and cash equivalents account ...............           394.0               --
    Advances from affiliates, net of repayments ................................            60.0             80.1
    Cash received in merger ....................................................              --            330.8
    Payment for cancelled common stock .........................................              --           (325.8)
    Contribution to subsidiary from minority shareholder .......................             4.5               --
    Issuance of common stock and capital contributed ...........................             1.0              0.6
                                                                                    ------------     ------------
Net cash provided by financing activities ......................................           270.6            252.4
                                                                                    ------------     ------------
Effect of exchange rate changes on cash ........................................            (9.9)            (4.2)
                                                                                    ------------     ------------
Change in cash and cash equivalents ............................................            11.9            (15.6)
                                                                                    ------------     ------------
Cash and cash equivalents, beginning of period .................................            27.2             30.0
                                                                                    ------------     ------------
Cash and cash equivalents, end of period .......................................    $       39.1     $       14.4
                                                                                    ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AZURIX CORP.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated interim financial statements and disclosures are unaudited and have been prepared by Azurix Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all normal recurring adjustments necessary for a fair presentation, in all material respects, of the results for the interim periods. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of results to be expected for the full year. Certain information and notes normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although Azurix believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Azurix's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Companies that have a December 31 fiscal year-end, such as Azurix, may not early adopt the provisions of the statement. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. Azurix has not completed an analysis of the impact of implementing the provisions of this statement. As of September 30, 2001, Azurix's goodwill, net of amortization, was $796.2 million. If it is determined that the carrying value of the goodwill is impaired under the new standard, it could have a material adverse effect on Azurix's financial position and 2002 results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The cost of the asset retirement would be capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002 and its impact upon adoption, if any, will be recorded as a cumulative effect of change in accounting principle. Azurix is currently evaluating the impact of Statement of Financial Accounting Standards No. 143, but does not anticipate that application of the standard will have a material impact on its financial position or results of operations.

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

    In addition, under the Agreement and Plan of Merger, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million. The preferred stock may not be redeemed by Azurix Corp. prior to the date that all of its senior notes due 2007 and 2010 have been redeemed. The preferred stock must be redeemed on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of its senior notes have been redeemed. Accrued dividends at September 30, 2001 totaled $10.9 million.

NOTE 3 - DEBT

DEBT MATURITIES

    Azurix's short-term debt, net of restricted cash which secures such debt, was $326.3 million as of September 30, 2001. Of this amount, $76.7 million matures in 2005, but is classified as short-term because it can be redeemed semi-annually at the option of the holder and $26.1 million is debt of Wessex. In addition, Azurix had approximately $113.3 million of long-term debt that matures before September 30, 2002. Of this amount, $110.7 million is debt of Wessex. Included in these amounts are the Wessex committed bank facilities and the Azurix Europe credit facility which mature in April 2002 and May 2002, respectively. These two facilities along with existing cash, cash flows from operations and uncommitted bank facilities are Azurix's primary sources of liquidity. Azurix will need to renew, refinance or replace these borrowings and credit facilities before they mature. Azurix cannot assure that the capital needed to replace maturing borrowings and credit facilities can be obtained at reasonable costs, and if Azurix is not successful in these efforts, it will need to raise capital through other means, which may include the use of proceeds from planned asset sales to refinance maturing debt and fund liquidity requirements. If asset sales are necessary to refinance maturing debt and fund liquidity requirements, and the proceeds from planned asset sales are not sufficient to meet those needs, Azurix may need to sell other assets which could result in Azurix incurring losses in future periods. The Azurix Europe credit facility is secured by all of Azurix Europe's assets, including all the ordinary shares of Wessex.

                                  AZURIX CORP.

LONG-TERM DEBT

    In March 2001, Wessex Water exchanged $141.9 million face value of its fixed interest rate U.K. pound sterling denominated senior unsecured bonds with an equal face value amount of variable rate bonds. The bonds that were redeemed bore an interest rate of 5.875% payable annually. The newly issued variable rate bonds carry the same terms as the old bonds except for the interest rate and interest payment frequency. The interest rate on the variable rate bonds upon issuance and at September 30, 2001 was 5.875%. For each rating notch downgrade or upgrade, the interest rate increases by 0.25% or decreases by 0.125%, respectively. If the rating of the variable rate bonds falls below investment grade, the interest rate will increase by 1%. The maximum interest rate on the variable rate bonds is 7.375%, and interest is payable semi-annually.

    In June 2001, Wessex Water entered into an additional pound sterling denominated loan with the European Investment Bank with a face value on the date of the loan of $105.4 million. The interest rate is based on the London interbank offered rate adjusted for a variable margin which cannot exceed plus 0.15%. The variable margin at September 30, 2001 results in an interest rate of the London interbank offered rate less 0.20%. The loan is payable in full in June 2011. The proceeds were used to repay outstanding borrowings under Wessex Water's committed bank credit facilities.

LONG-TERM DEBT - AFFILIATES

    In July 2001, Azurix Europe entered into an amended and restated agreement with a subsidiary of Atlantic Water Trust that extended to July 2003 the term of a loan that previously matured in December 2001. The face value of the loan at September 30, 2001 was $107.2 million and was classified on the Consolidated Balance Sheet at September 30, 2001 as "Long-term debt - affiliates."

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes and interest expense is as follows:



                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ----------------------------
                                                             2000            2001
                                                         ------------    ------------
                                                                (IN MILLIONS)
Income taxes ........................................    $        5.1    $       10.1
Interest expense (net of amounts capitalized) .......            87.1           118.3

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

                                  AZURIX CORP.

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

    On November 1, 1999, Synagro Technologies, Inc. filed a lawsuit against Azurix styled Synagro Technologies, Inc. v. Azurix Corp. in the 270th Judicial District Court of Harris County, Texas. During the third quarter of 2001, Azurix settled the litigation and made a cash payment to Synagro.

    On October 6, 2000, a lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, by Irving Rosenzweig, on behalf of himself and others similarly situated, against Azurix Corp., Enron Corp. and certain of their officers and directors. Several similar actions subsequently were filed in the same court and have been consolidated under the name In re Azurix Corp. Securities Litigation. These are a purported class action filed on behalf of those persons who purchased the common stock of Azurix during the period from June 9, 1999, the date of Azurix's initial public offering, through and including August 8, 2000. The suit generally alleges that the defendants violated Sections 11, 12(a) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiffs contend that the defendants issued and disseminated materially false and misleading information to the plaintiffs and the investing public in connection with Azurix's initial public offering and during the class period. The plaintiffs seek rescissory and/or compensatory damages, interest and costs, including attorneys' and experts' fees. The plaintiffs also seek extraordinary and/or injunctive relief, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to assure that plaintiffs have an effective remedy. These lawsuits are subject to the Private Securities Litigations Reform Act of 1995. Azurix intends to defend these cases vigorously. On June 12, 2001, the defendants filed motions to dismiss these actions for failure to state a claim on which relief could be granted. The plaintiffs have filed a response to this motion, and the defendants have replied to that response. No hearing has been set, and it is possible the judge will rule without a hearing. At this early stage of

                                  AZURIX CORP.

the litigation, it is not possible to estimate potential damages, if any. If liability were established, an unfavorable judgment or settlement could have a material adverse effect on Azurix's financial position and results of operations.

    On October 27, 2000, a lawsuit was filed in the Court of Chancery in the State of Delaware, New Castle County, by Thomas Turberg against Azurix Corp., Enron Corp. and certain of their officers and directors. The suit is a purported class action filed on behalf of Azurix's public shareholders for the purpose of enjoining a transaction proposed by Enron for taking Azurix private at a price of $7.00 for each of Azurix's publicly held shares. The letter from Enron making this proposal and the related press release issued by Azurix were filed with the Securities and Exchange Commission on October 27, 2000, as exhibits to Azurix's Current Report on Form 8-K. The suit generally alleged that the buy-out price of $7.00 per share was unconscionable and unfair and grossly inadequate and that the defendants breached their duties of loyalty and care with respect to Azurix's public shareholders. The plaintiff sought a judgment (i) enjoining the acquisition under the terms proposed in the letter; (ii) to the extent the transaction is consummated prior to a final judgment, rescinding the transaction or awarding rescissory damages to the class; (iii) directing that the defendants account to the plaintiff and the class for all damages caused to them and account for all profits and any special benefits obtained by the defendants as a result of their alleged unlawful conduct; (iv) awarding to the plaintiff the costs and disbursements of the lawsuit, including a reasonable allowance for attorney fees and expenses; and (v) granting such other and further relief as the court deems appropriate. Six similar actions were subsequently filed in the Court of Chancery in the State of Delaware, New Castle County and all Delaware actions have been consolidated into a single action. In addition, a similar action was filed in the 55th Judicial District Court of Harris County, Texas. Certain of the actions filed in the Delaware court have added Atlantic Water Trust as a defendant. On December 13, 2000, the parties to the litigation executed a Memorandum of Understanding that settled both the Delaware and Texas actions in principle. Under the proposed settlement, the defendants acknowledged that the prosecution of the litigation was a material factor in causing Enron to increase the merger consideration from $7.00 to $8.375 per share. The proposed settlement provides that the defendants will not oppose plaintiffs' application for attorneys' fees and expenses up to $2.25 million, which Azurix has agreed to pay. The settlement was approved on November 16, 2001.

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

    On October 5, 2001, Azurix Buenos Aires notified the Province of Buenos Aires that it was exercising its right to terminate the concession contract due to breaches of the Province (see Note 7 - Regulation). The Province has issued a decree rejecting the notice of termination. In connection with this situation, Azurix Corp. has filed a claim with the International Centre for Settlement of Investment Disputes (ICSID), an agency of the World Bank, against the Argentine Republic under the Treaty Concerning the Reciprocal Encouragement and Protection of Investments between the Argentine Republic and the United States of America. The Treaty permits an investor from one country to commence arbitration proceedings at ICSID against the government of the other country if the government, its political subdivisions or instrumentalities violates provisions of the Treaty designed to protect foreign investors. Azurix's claim alleges that the Argentine Republic, through its own actions and omissions and those of its political subdivisions and their instrumentalities, has expropriated an investment of Azurix, has violated an investment agreement, has impaired by arbitrary or discriminatory measures the management, operation, maintenance, use,

                                  AZURIX CORP.

enjoyment and expansion of Azurix's investment, has failed to provide treatment in accordance with international law, has failed to treat Azurix's investment fairly and equitably, and has failed to provide security and protection for Azurix's investment, all in violation of the Treaty, Argentine law and international law. Azurix is seeking to recover damages in excess of $600 million. Although Azurix believes its case is strong, it cannot predict the outcome of the proceeding at this early stage. The Province, having rejected the termination notice, may allege Azurix Buenos Aires has breached its obligations with respect to the concession and seek damages for breaches.

    Azurix Buenos Aires has received capital from Azurix Corp. to enable it to meet its operating costs and capital expenditures as a result of this situation. Given the termination notice, Azurix Corp. is reevaluating whether to continue these capital infusions. If Azurix Buenos Aires does not obtain capital from Azurix Corp. or other sources, it may breach obligations to third parties and, if so, seek protection under Argentine debtor protection laws. The resulting claims could adversely affect Azurix's consolidated financial statements, although Azurix Corp.'s liability should be limited to its investment in Azurix Buenos Aires and indemnification of the issuer of approximately $21 million in bonds that have been issued to the Province relating to the concession. Azurix's net asset value related to the concession is $69.7 million at September 30, 2001.

REGULATION

    Azurix is subject to extensive federal, foreign, state and local environmental laws and regulations. Azurix anticipates future changes in, or decisions affecting, regulatory regimes that will serve to expand or tighten regulatory controls. Some of these changes or decisions could have a material adverse effect on its financial position and results of operations.

    Azurix believes that the provincial government of Buenos Aires has failed to permit Azurix Buenos Aires to charge rates in accordance with the tariff set by the concession contract and to deliver infrastructure and other assets as required by the concession contract, thereby affecting its ability to raise capital and to serve its customers. Negotiations with the Province thus far have failed to result in resolution of disputed items, despite oral assurances from provincial officials to Azurix Buenos Aires management that various matters would be resolved by the end of 2000, including allowing Azurix to charge rates at levels consistent with the concession contract. In addition, during the last week of December 2000, some prominent officials in the Province publicly advocated canceling the concession. Azurix does not believe the Province has grounds for cancellation without compensation and is vigorously challenging the Province's actions and will continue to do so; however, the lack of resolution on rates by December 31, 2000, and a shift in the political environment during the last week of 2000 caused Azurix to revise its expectation of future cash flows from this concession, including collection rates from customers, and to evaluate the recoverability of related tax assets. Accordingly, in the fourth quarter of 2000, Azurix wrote down the carrying value of the concession intangible and related property, plant and equipment to its fair value. In addition, it also recorded an increase in bad debt expense and recorded a valuation allowance against its Argentine tax loss carryforwards.

    On February 15, 2001, the Province and Azurix Buenos Aires entered into a Memorandum of Understanding regarding a variety of issues between them. The Memorandum of Understanding, among other things, set an investment program for 2001 at a lower level than previously required and established a framework for negotiating issues associated with tariff levels and the remaining capital program. These negotiations did not result in a resolution of the situation. Accordingly, on October 5, 2001, Azurix Buenos Aires exercised its right under the concession contract to terminate the concession due to the Province's breaches. On a proper termination of the concession due to the fault of the Province, Azurix Buenos Aires is entitled to receive the unamortized value of its investment in the concession and concession assets plus damages. The Province has rejected the termination. See Note 7 - Litigation for further discussion.

                                  AZURIX CORP.

NOTE 8 - COMPREHENSIVE LOSS

    Comprehensive loss includes the following for the periods indicated:


                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                        2000             2001             2000             2001
                                                                    ------------     ------------     ------------     ------------
                                                                                             (IN MILLIONS)
Net income (loss) ..............................................    $       (3.6)    $     (293.7)    $       10.8     $     (320.0)
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment .....................           (40.8)            53.8           (143.0)           (44.0)
   Recognition in earnings of previously deferred
       foreign currency translation adjustments related to
       assets held for disposal ................................              --             17.2               --             17.2
  Derivative instruments:
     Deferred loss on derivative instruments associated
       with hedges of future cash flows ........................              --             (2.3)              --             (1.9)
     Recognition in earnings of previously deferred
       losses related to derivative instruments used as
       cash flow hedges ........................................              --              0.1               --              0.2
     Cumulative effect of change in accounting
       principle ...............................................              --               --               --             (0.5)
  Unrealized gain (loss) on available for sale securities ......             0.1               --             (0.5)              --
  Recognition in earnings of previously deferred losses
       on available for sale securities ........................              --              1.1               --              1.1
                                                                    ------------     ------------     ------------     ------------
Comprehensive loss .............................................    $      (44.3)    $     (223.8)    $     (132.7)    $     (347.9)
                                                                    ============     ============     ============     ============

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

                                  AZURIX CORP.

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

    An estimated net loss of $0.1 million of the "Accumulated other comprehensive loss" balance at September 30, 2001, related to cash flow hedges that existed at January 1, 2001, is expected to be reclassified to earnings within the next three months. An estimated net loss of $1.0 million of the "Accumulated other comprehensive loss" balance at September 30, 2001, related to all cash flow hedges, is expected to be reclassified to earnings within the next twelve months. Amounts are reclassified from "Accumulated other comprehensive loss" to earnings to offset the income statement impact of the associated hedge risk. Azurix had no material ineffectiveness in its cash flow hedges for the three months and nine months ended September 30, 2001. Azurix has recognized other comprehensive losses of $6.1 million and other comprehensive income of $2.7 million, both net of tax, for the three months and nine months ended September 30, 2001, respectively, related to its hedge of currency exchange risk of a portion of its net investment in Wessex. The maximum amount of time over which cash flow exposure in forecasted transactions is hedged is approximately eight years.

NOTE 10 - ASSET IMPAIRMENTS

    In September 2001, Azurix's board of directors approved a plan to sell certain of Azurix's assets, which primarily include all of Azurix's subsidiaries that provide water and wastewater services in Mexico and Brazil, its equity method investments in entities whose principal assets are the water concessions for the cities of Cancun, Mexico and Mendoza, Argentina, its water and wastewater engineering services businesses headquartered in Germany and the United Kingdom and its ownership of a water bank project in Madera County, California. Pursuant to this plan, in November 2001, Azurix entered into agreements to sell its assets in Mexico. The closing of the transactions is subject to various conditions. If the Mexico transactions are consummated on the terms currently agreed, Azurix believes that it will not incur losses from the sales in future periods. It is currently anticipated that the entities included in the board-approved plan will be sold by June 2002.

    In addition, in August 2001, Azurix entered into an agreement to sell Azurix North America, a water and wastewater services company with operations in the U.S. and Canada. The sale of Azurix North America closed on November 7, 2001. The proceeds to Azurix from the sale were approximately $155.9 million, net of transaction costs, and are subject to certain post-closing adjustments. Azurix is using approximately $149 million of the Azurix North America proceeds to reduce outstanding borrowings under the Azurix Europe credit facility and the remainder will be used for general corporate purposes.

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less cost to sell. As a result, in the third quarter of 2001, Azurix adjusted the value of the long-lived assets of the businesses included in the board approved plan and Azurix North America to their estimated fair value less cost to sell. The impact of this adjustment was a pre-tax charge of $232.6 million

                                  AZURIX CORP.

($246.3 million including the effect of taxes). The carrying value of the long-lived assets of the subsidiaries held for disposal was $149.5 million at September 30, 2001.

    In addition, during the third quarter of 2001 Azurix recorded an impairment charge of $6.7 million to adjust the carrying value of its equity method investments in the entities that hold the water concessions for Mendoza, Argentina and Cancun, Mexico to their current fair value.

    The net loss related to the assets to be disposed of for the three months and nine months ended September 30, 2001, excluding the effect of the impairment charges and related tax impact discussed above, was $8.6 million and $17.8 million, respectively. The net income related to the assets to be disposed of for the three months and nine months ended September 30, 2000 was $1.0 million and $5.3 million, respectively.

    Azurix believes that the ongoing negative publicity related to disputes with the Province of Buenos Aires, its decision to terminate the concession contract, the impact of alternatives currently being considered by Azurix to withdraw from the concession and the recent general economic downturn in Argentina will have a material adverse effect on collections from customers (see Note 7). As a result, in the third quarter of 2001, Azurix Buenos Aires recorded an additional charge of $20.0 million to reflect the impact of these items on accounts receivable collections. This amount is included in "Operations and maintenance" expense in the Consolidated Statements of Income (Loss).

NOTE 11 - SUBSEQUENT EVENTS

    Several recent developments involving Enron could have an impact on Azurix. The trading price for Enron's common stock has experienced substantial declines during 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc., a Houston-based energy trading and power company. In addition, subsequent to September 30, 2001, the obligations of Enron and certain of its subsidiaries were downgraded by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt ratings of Enron to Baa3, and Standard & Poor's lowered its long-term corporate credit rating on Enron to BBB-.

    Azurix, through Azurix Europe, has a U.K. pound sterling denominated senior loan agreement with a subsidiary of Atlantic Water Trust that matures in July 2003. The face value of the loan at September 30, 2001 was $107.2 million and was classified on the Consolidated Balance Sheet at September 30, 2001 as "Long-term debt - affiliates." Azurix Europe could be required to repay this obligation prior to maturity if Enron loses its investment grade credit rating. Azurix believes that it will have sufficient availability under the Azurix Europe credit facility or its replacement (see Note 3 - Debt Maturities) to satisfy this obligation. In addition, in the event Enron loses its investment grade credit rating, Atlantic Water Trust could be required to sell its interest in Azurix.

    Azurix and Enron have developed a tax planning strategy to ensure that Azurix's U.S. net operating loss carryforward is utilized prior to expiration. At September 30, 2001, Azurix's carryforwards of U.S. tax losses and start-up expenditures resulted in a U.S. deferred tax asset of $100.6 million which is reflected in "Other assets" in the accompanying Consolidated Balance Sheet. The identified tax planning strategy would require, if implemented, a substantial capital contribution from Enron. If Enron is unable to provide the capital contribution necessary and an alternative strategy is not developed, the U.S. net operating loss carryforward would begin to expire in 2019 without being utilized.

    Azurix notes that Enron's senior debt continues to be rated investment grade by the major rating agencies, but Azurix plans to continue to assess the impact to Azurix of its existing relationships with Enron and its subsidiaries. While it is not feasible to predict the final outcome of these events, Azurix would be required to provide a valuation allowance for its U.S. deferred tax assets through a charge to earnings if it were to determine that the existing tax planning strategy or an acceptable alternative were not available.

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

    In addition, under the Agreement and Plan of Merger, Azurix Corp. retired $180 million of borrowings outstanding on March 16, 2001 under the Enron credit agreement through the issuance to Enron of 11% cumulative mandatorily redeemable preferred stock with an initial liquidation preference of $180 million. The preferred stock may not be redeemed by Azurix Corp. prior to the date that all of its senior notes due 2007 and 2010 have been redeemed. The preferred stock must be redeemed on or before the second anniversary of the date that the senior notes are no longer outstanding. Dividends will accrue, but will not be paid until all of its senior notes have been redeemed. Accrued dividends at September 30, 2001 totaled $10.9 million.

ASSET IMPAIRMENTS

    In September 2001, Azurix's board of directors approved a plan to sell certain of Azurix's assets, which primarily include all of Azurix's subsidiaries that provide water and wastewater services in Mexico and Brazil, its equity method investments in entities whose principal assets are the water concessions for the cities of Cancun, Mexico and Mendoza, Argentina, its water and wastewater engineering services businesses headquartered in Germany and the United Kingdom and its ownership of a water bank project in Madera County, California. Pursuant to this plan, in November 2001, Azurix entered into agreements to sell its assets in Mexico. The closing of the transactions is subject to various conditions. If the Mexico transactions are consummated on the terms currently agreed, Azurix believes that it will not incur losses from the sales in future periods. It is currently anticipated that the entities included in the board-approved plan will be sold by June 2002.

    In addition, in August 2001, Azurix entered into an agreement to sell Azurix North America, a water and wastewater services company with operations in the U.S. and Canada. The sale of Azurix North America closed on

November 7, 2001. The proceeds to Azurix from the sale were approximately $155.9 million, net of transaction costs, and are subject to certain post-closing adjustments. Azurix is using approximately $149 million of the Azurix North America proceeds to reduce outstanding borrowings under the Azurix Europe credit facility and the remainder will be used for general corporate purposes.

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," requires that long-lived assets to be disposed of should be recorded at the lower of their carrying amount or fair value less cost to sell. As a result, in the third quarter of 2001, Azurix adjusted the value of the long-lived assets of the businesses included in the board approved plan and Azurix North America to their estimated fair value less cost to sell. The impact of this adjustment was a pre-tax charge of $232.6 million ($246.3 million including the effect of taxes). The carrying value of the long-lived assets of the subsidiaries held for disposal was $149.5 million at September 30, 2001.

    In addition, during the third quarter of 2001 Azurix recorded an impairment charge of $6.7 million to adjust the carrying value of its equity method investments in the entities that hold the water concessions for Mendoza, Argentina and Cancun, Mexico to their current fair value.

    The net loss related to the assets to be disposed of for the three months and nine months ended September 30, 2001, excluding the effect of the impairment charges and related tax impact discussed above, was $8.6 million and $17.8 million, respectively. The net income related to the assets to be disposed of for the three months and nine months ended September 30, 2000 was $1.0 million and $5.3 million, respectively.

    Azurix believes that the ongoing negative publicity related to disputes with the Province of Buenos Aires, its decision to terminate the concession contract, the impact of alternatives currently being considered by Azurix to withdraw from the concession and the recent general economic downturn in Argentina will have a material adverse effect on collections from customers (see "Buenos Aires Concession Termination"). As a result, in the third quarter of 2001, Azurix Buenos Aires recorded an additional charge of $20.0 million to reflect the impact of these items on accounts receivable collections. This amount is included in "Operations and maintenance" expense in the Consolidated Statements of Income (Loss).

BUENOS AIRES CONCESSION TERMINATION

    On October 5, 2001, Azurix Buenos Aires notified the Province of Buenos Aires that it was exercising its right to terminate the concession contract due to breaches of the Province (see Note 7 to the Notes to the Consolidated Financial Statements). The Province has issued a decree rejecting the notice of termination. In connection with this situation, Azurix Corp. has filed a claim with the International Centre for Settlement of Investment Disputes (ICSID), an agency of the World Bank, against the Argentine Republic under the Treaty Concerning the Reciprocal Encouragement and Protection of Investments between the Argentine Republic and the United States of America. The Treaty permits an investor from one country to commence arbitration proceedings at ICSID against the government of the other country if the government, its political subdivisions or instrumentalities violates provisions of the Treaty designed to protect foreign investors. Azurix's claim alleges that the Argentine Republic, through its own actions and omissions and those of its political subdivisions and their instrumentalities, has expropriated an investment of Azurix, has violated an investment agreement, has impaired by arbitrary or discriminatory measures the management, operation, maintenance, use, enjoyment and expansion of Azurix's investment, has failed to provide treatment in accordance with international law, has failed to treat Azurix's investment fairly and equitably, and has failed to provide security and protection for Azurix's investment, all in violation of the Treaty, Argentine law and international law. Azurix is seeking to recover damages in excess of $600 million. Although Azurix believes its case is strong, it cannot predict the outcome of the proceeding at this early stage. The Province, having rejected the termination notice, may allege Azurix Buenos Aires has breached its obligations with respect to the concession and seek damages for breaches.

    Azurix Buenos Aires has received capital from Azurix Corp. to enable it to meet its operating costs and capital expenditures as a result of this situation. Given the termination notice, Azurix Corp. is reevaluating whether to continue these capital infusions. If Azurix Buenos Aires does not obtain capital from Azurix Corp. or other sources, it may breach obligations to third parties and, if so, seek protection under Argentine debtor protection laws. The resulting claims could adversely affect Azurix's consolidated financial statements, although Azurix Corp.'s liability should be limited to its investment in Azurix Buenos Aires and indemnification of the issuer of approximately $21 million in bonds that have been issued to the Province relating to the concession. Azurix's net asset value related to the concession is $69.7 million at September 30, 2001.

RECENT DEVELOPMENTS WITH ENRON

    Several recent developments involving Enron could have an impact on Azurix. The trading price for Enron's common stock has experienced substantial declines during 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc., a Houston-based energy trading and power company. In addition, subsequent to September 30, 2001, the obligations of Enron and certain of its subsidiaries were downgraded by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt ratings of Enron to Baa3, and Standard & Poor's lowered its long-term corporate credit rating on Enron to BBB-.

    Azurix, through Azurix Europe, has a U.K. pound sterling denominated senior loan agreement with a subsidiary of Atlantic Water Trust that matures in July 2003. The face value of the loan at September 30, 2001 was $107.2 million and was classified on the Consolidated Balance Sheet at September 30, 2001 as "Long-term debt - affiliates." Azurix Europe could be required to repay this obligation prior to maturity if Enron loses its investment grade credit rating. Azurix believes that it will have sufficient availability under the Azurix Europe credit facility or its replacement (see Liquidity and Capital Resources) to satisfy this obligation. In addition, in the event Enron loses its investment grade credit rating, Atlantic Water Trust could be required to sell its interest in Azurix.

    Azurix and Enron have developed a tax planning strategy to ensure that Azurix's U.S. net operating loss carryforward is utilized prior to expiration. At September 30, 2001, Azurix's carryforwards of U.S. tax losses and start-up expenditures resulted in a U.S. deferred tax asset of $100.6 million which is reflected in "Other assets" in the accompanying Consolidated Balance Sheet. The identified tax planning strategy would require, if implemented, a substantial capital contribution from Enron. If Enron is unable to provide the capital contribution necessary and an alternative strategy is not developed, the U.S. net operating loss carryforward would begin to expire in 2019 without being utilized.

    Azurix notes that Enron's senior debt continues to be rated investment grade by the major rating agencies, but Azurix plans to continue to assess the impact to Azurix of its existing relationships with Enron and its subsidiaries. While it is not feasible to predict the final outcome of these events, Azurix would be required to provide a valuation allowance for its U.S. deferred tax assets through a charge to earnings if it were to determine that the existing tax planning strategy or an acceptable alternative were not available.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Companies that have a December 31 fiscal year-end, such as Azurix, may not early adopt the provisions of the statement. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. Azurix has not completed an analysis of the impact of implementing the provisions of this statement. As of September 30, 2001, Azurix's goodwill, net of amortization, was $796.2 million. If it is determined that the carrying value of the goodwill is impaired under the new standard, it could have a material adverse effect on Azurix's financial position and 2002 results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The cost of the asset retirement would be capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002 and its impact upon adoption, if any, will be recorded as a cumulative effect of change in accounting principle. Azurix is currently evaluating the impact of Statement of Financial Accounting Standards No. 143, but does not anticipate that application of the standard will have a material impact on its financial position or results of operations.

RESULTS OF OPERATIONS

    For each of the nine-month periods ended September 30, 2001 and 2000, 55% of Azurix's operating revenues were denominated in U.K. pound sterling. The average U.S. dollar to pound sterling exchange rate for both the three months and nine months ended September 30, 2001 was 1.44, compared to the same periods in 2000 of 1.48 and 1.54, respectively. These rates represent a decrease from 2000 to 2001 for the three month and nine month periods ending September 30 of 2.7% and 6.5%, respectively. The decrease in the pound sterling exchange rates for the three months and nine months ended September 30, 2001, as compared to the same periods in the prior year, reduced net income by approximately $0.3 million and $2.9 million, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    Net loss for the three months ended September 30, 2001 of $293.7 million compared to a net loss of $3.6 million for the three months ended September 30, 2000. The primary reasons for the decline in earnings are described below.

    Operating revenues for the three months ended September 30, 2001 of $175.7 million decreased $8.0 million, or 4%, when compared to the three months ended September 30, 2000. Lower current period pound sterling exchange rate decreased current period revenues by $2.7 million. Revenues at Azurix North America decreased by $7.9 million primarily due to the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000 and lower carbon and mobile residual revenues. Revenues decreased at Lurgi by $4.6 million due to the cessation of its Brazilian operations. These decreases were partially offset by an increase of $3.6 million in Wessex's regulated revenues as a result of an inflation price increase in April 2001, an increase of $1.0 million in unregulated revenues at Wessex and an increase of $1.1 million from acquisitions that occurred during 2000. Revenues also increased at Azurix Mexico City by $2.0 million due to its Leon plant, which began operations in September 2000.

    Operations and maintenance expense for the three months ended September 30, 2001 of $114.8 million increased $23.2 million, or 25%, when compared to the three months ended September 30, 2000. The increase included $1.9 million of higher operating costs at Wessex related to additional costs of operating new plants and processes and costs incurred to generate the additional revenues earned from unregulated activities, $2.7 million of higher operating costs related to regulated activities and $22.0 million of higher bad debt expense at Azurix Buenos Aires (see "Asset Impairments"). The increases were partially offset by the effect of the lower current period pound sterling exchange rate, which resulted in a $0.7 million decrease from the same period in the prior year. Operations and maintenance expense at Azurix North America decreased by $1.9 million primarily due to the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000 and lower carbon and mobile residual revenues.

    General and administrative expense for the three months ended September 30, 2001 of $40.3 million increased $4.1 million, or 11%, when compared to the three months ended September 30, 2000. The increase was due to employee severance costs and the Synagro litigation settlement (see Note 7 to the Notes to the Consolidated Financial Statements included in this report) which totaled $12.2 million, both incurred in the three months ended September 30, 2001, partially offset by the impact of cost-cutting efforts at Azurix's corporate headquarters and the effect of the lower current period pound sterling exchange rate.

    Depreciation and amortization expense for the three months ended September 30, 2001 of $29.4 million decreased $4.5 million, or 13%, when compared to the three months ended September 30, 2000. The decrease is primarily due to $3.8 million of lower concession amortization at Azurix Buenos Aires as a result of the write down of the concession intangible in the fourth quarter of 2000.

    During the three months ended September 30, 2001, Azurix recorded $232.6 million of impairments of long-lived assets (see "Asset Impairments"). There were no similar impairments during the three months ended September 30, 2000.

    Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2001 of $0.3 million decreased $1.3 million when compared to the three months ended September 30, 2000. The decrease resulted primarily from lower earnings from Azurix's investment in the entity which manages and operates the water and wastewater concession for Cancun and Isla Mujeres, Mexico.

    During the three months ended September 30, 2001, Azurix recorded a $6.7 million impairment of its equity method investments in the entities which hold the water and wastewater concessions in the Province of Mendoza, Argentina and Cancun, Mexico (see "Asset Impairments"). There were no similar impairments during the three months ended September 30, 2000.

    During the three months ended September 30, 2000, Wessex recorded a $2.5 million gain on the sale of real estate. There were no asset sales during the three months ended September 30, 2001.

    Interest expense for the three months ended September 30, 2001 of $36.6 million, increased $2.3 million, or 7%, when compared to the three months ended September 30, 2000. Higher current period average borrowings outstanding and lower current period capitalized interest increased current period interest expense by $2.1 million and $2.4 million, respectively. These were partially offset by lower cost of borrowings during the current period and lower pound sterling exchange rate which reduced current period interest expense by $1.7 million and $0.5 million, respectively. As of September 30, 2001, approximately 63% of Azurix's debt was denominated in pound sterling.

    Income tax expense for the three months ended September 30, 2001 of $13.1 million compared to an income tax benefit of $0.7 million for the three months ended September 30, 2000. The effective tax rate for the three months ended September 30, 2001 was (5)% compared to the effective tax rate for the three months ended September 30, 2000 of 16%. The effective tax rate for the three months ended September 30, 2001 was impacted by the impairment of the equity method investment in the Mendoza and Cancun concession companies and the impairments of long-lived assets. The lower effective tax benefit rate of 8% which was recorded on these impairments resulted from the uncertain nature of the ultimate recovery of the related deferred tax asset. Valuation allowances of $31.9 million were recorded in the three months ended September 30, 2001 on deferred tax assets related to the assets held for disposal. The decrease in the effective tax rate was also due to the impact of non-deductible goodwill amortization relative to a lower current period pre-tax loss and certain foreign losses which are not tax benefited.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    Net loss for the nine months ended September 30, 2001 of $320.0 million compared to a net income of $10.8 million for the nine months ended September 30, 2000. The primary reasons for the decline in earnings are described below.

    Operating revenues for the nine months ended September 30, 2001 of $526.0 million decreased $41.5 million, or 7%, when compared to the nine months ended September 30, 2000. The decrease resulted from the impact of the Wessex rate cut, effective April 1, 2000, which decreased current period revenues by $4.6 million, partially offset by small volume and inflation increases in the second and third quarters. The decrease also resulted from the impact of the lower current period pound sterling exchange rate, which reduced current period revenues by $20.0 million. Revenues at Azurix North America decreased by $23.6 million primarily due to the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000 and lower carbon and mobile residual revenues. Revenues also decreased at Lurgi by $5.5 million due to the cessation of its Brazilian operations. These decreases were partially offset by a $8.2 million increase in unregulated revenues at Wessex and an increase of $4.0 million from acquisitions that occurred during 2000. Revenues also increased at Azurix Mexico City by $5.5 million due to its Leon plant, which began operations in September 2000.

    Operations and maintenance expense for the nine months ended September 30, 2001 of $290.9 million increased $25.3 million, or 10% when compared to the nine months ended September 30, 2000. The increase resulted from $16.5 million of higher operating costs at Wessex related to additional costs of operating new plants and processes and costs incurred to generate the additional revenues earned from unregulated activities. In addition, the nine months ended September 30, 2001 included $25.0 million of higher bad debt expense at Azurix Buenos Aires (see "Asset Impairments") and $3.3 million higher costs from acquisitions that occurred during 2000. Expenses also increased at Azurix Mexico City by $2.2 million due to its Leon plant, which began operations in September 2000. These increases were partially offset by the effect of the lower current period pound sterling exchange rate, which resulted in a $5.6 million decrease from the same period in the prior year, lower costs at Azurix North America of $12.1 million, primarily associated with the completion of the Seattle-Tolt construction contract in the fourth quarter of 2000, and lower carbon and mobile residual revenues. Operations and maintenance expense also decreased at Lurgi by $5.1 million due to the cessation of its Brazilian operations.

      General and administrative expense for the nine months ended September 30, 2001 of $115.0 million increased $7.5 million, or 7%, when compared to the nine months ended September 30, 2000. General and administrative expense for the nine months ended September 30, 2001 included $4.3 million of costs paid to Azurix employees for the cancellation of the stock options and unvested restricted stock, which was required under the stock plan as a result of the merger (see "Merger"). The nine months ended September 30, 2001 also included expenses incurred by Azurix related to the merger, employee severance costs and the impact of the Synagro litigation settlement (see Note 7 to the Notes to the Consolidated Financial Statements included in this report) which totaled $20.3 million. These increases were partially offset by the impact of cost-cutting efforts at Azurix's corporate headquarters and the effect of the lower current period pound sterling exchange rate.

    Depreciation and amortization expense for the nine months ended September 30, 2001 of $92.6 million decreased $3.8 million, or 4%, when compared to the nine months ended September 30, 2000. The decrease is primarily due to $9.0 million of lower concession amortization at Azurix Buenos Aires as a result of the write down of the concession intangible in the fourth quarter of 2000, partially offset by increased depreciation from businesses acquired in 2000 and capital expenditures.

    During the nine months ended September 30, 2001, Azurix recorded $232.6 million of impairments of long-lived assets (see "Asset Impairments"). There were no similar impairments during the nine months ended September 30, 2000.

    Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2001 of $2.4 million decreased $2.4 million when compared to the nine months ended September 30, 2000. The decrease resulted primarily from lower earnings from Azurix's investment in the entity which manages and operates the water and wastewater concession for Cancun and Isla Mujeres, Mexico.

    During the nine months ended September 30, 2001, Azurix recorded a $6.7 million impairment of its equity method investments in the entities which hold the water and wastewater concessions in the Province of Mendoza, Argentina and Cancun, Mexico (see "Asset Impairments"). There were no similar impairments during the nine months ended September 30, 2000.

    During the nine months ended September 30, 2000, Wessex recorded a $2.5 million gain on the sale of real estate. There were no asset sales during the nine months ended September 30, 2001.

    Interest income for the nine months ended September 30, 2001 of $10.9 million decreased $9.6 million, or 47%, when compared to the nine months ended September 30, 2000. The decrease resulted primarily from $7.5 million of interest income earned during the nine months ended September 30, 2000 on restricted cash that was on deposit in a cash collateral account that secured a bank loan that was used to fund the Buenos Aires acquisition. The loan was repaid in April 2000 with the restricted cash proceeds.

    Income tax expense for the nine months ended September 30, 2001 of $13.4 million increased $6.1 million, or 84%, when compared to the nine months ended September 30, 2000. The effective tax rate for the nine months ended September 30, 2001 was (4)% compared to the effective tax rate for the nine months ended September 30, 2000 of 40%. The effective tax rate for the nine months ended September 30, 2001 was impacted by the impairment of the equity method investment in the Mendoza and Cancun concession companies and the impairments of long-lived assets. The lower effective tax benefit rate of 8% which was recorded on these impairments resulted from the uncertain nature of the ultimate recovery of the related deferred tax asset. Valuation allowances of $31.9 million were recorded in the nine months ended September 30, 2001 on deferred tax assets related to the assets held for disposal. The decrease in the effective tax rate was also due to the impact of non-deductible goodwill amortization relative to a lower current period pre-tax loss, certain foreign losses which are not tax benefited and a valuation allowance which was recorded in the first quarter of 2001 on certain Canadian deferred tax assets of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    Azurix's cash used in operating activities for the nine months ended September 30, 2001 was $81.5 million. Cash used in investing activities for the period was $182.3 million which included capital expenditures of $147.5 million. Cash provided by financing activities for the period was $252.4 million and primarily resulted from net borrowings during the period.

    As of September 30, 2001, Azurix had a working capital deficit of $422.8 million. Of this amount, $427.7 million was related to borrowings outstanding or secured by the Azurix Europe credit facility which terminates in May 2002.

Azurix, and Wessex, its predecessor company, have during the past several years operated with a working capital deficit as part of its normal business practice.

    Under the terms of the Azurix Europe credit facility, Azurix Europe is restricted from paying dividends. Azurix does not anticipate that this will have an impact on liquidity for the remainder of the Azurix consolidated group. Under the terms of the Azurix Europe credit facility, at September 30, 2001, $352.6 million of the total capacity of the facility may be borrowed in a manner allowing for its use by Azurix for general corporate purposes. As of September 30, 2001, Azurix had outstanding borrowings of $254.0 million under that portion of the facility available for use by Azurix for general corporate purposes.

    On March 16, 2001, the then outstanding balance of the Enron credit agreement of $180 million was retired through the issuance to Enron of mandatorily redeemable preferred stock and the credit agreement was terminated (see "Merger").

    As of September 30, 2001, Azurix through Wessex, had among other credit facilities, committed credit facilities with major commercial banks providing for an aggregate of $220.4 million of borrowing capacity. Of this capacity, 50% expired in October 2001 and the remainder expires in April 2002. As of September 30, 2001, outstanding borrowings consisted of $26.4 million under the facilities that expire in April 2002.

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

    Azurix's short-term debt, net of restricted cash which secures such debt, was $326.3 million as of September 30, 2001. Of this amount, $76.7 million matures in 2005, but is classified as short-term because it can be redeemed semi-annually at the option of the holder and $26.1 million is debt of Wessex. In addition, Azurix had approximately $113.3 million of long-term debt that matures before September 30, 2002. Of this amount, $110.7 million is debt of Wessex. Included in these amounts are the Wessex committed bank facilities and the Azurix Europe credit facility which mature in April 2002 and May 2002, respectively. These two facilities along with existing cash, cash flows from operations and uncommitted bank facilities are Azurix's primary sources of liquidity. Azurix will need to renew, refinance or replace these borrowings and credit facilities before they mature. Azurix cannot assure that the capital needed to replace maturing borrowings and credit facilities can be obtained at reasonable costs, and if Azurix is not successful in these efforts, it will need to raise capital through other means, which may include the use of proceeds from planned asset sales to refinance maturing debt and fund liquidity requirements. If asset sales are necessary to refinance maturing debt and fund liquidity requirements, and the proceeds from planned asset sales are not sufficient to meet those needs, Azurix may need to sell other assets which could result in Azurix incurring losses in future periods. The Azurix Europe credit facility is secured by all of Azurix Europe's assets, including all the ordinary shares of Wessex.

    Azurix, through Azurix Europe, has a U.K. pound sterling denominated senior loan agreement with a subsidiary of Atlantic Water Trust that matures in July 2003. The face value of the loan at September 30, 2001 was $107.2 million and was classified on the Consolidated Balance Sheet at September 30, 2001 as "Long-term debt - affiliates." Azurix Europe could be required to repay this obligation prior to maturity if Enron loses its investment grade credit rating. Azurix believes that it will have sufficient availability under the Azurix Europe credit facility or its replacement to satisfy this obligation.

    The sale of Azurix North America closed on November 7, 2001. The proceeds to Azurix from the sale were approximately $155.9 million, net of transaction costs, and are subject to certain post-closing adjustments. Azurix is using approximately $149 million of these proceeds to reduce outstanding borrowings under the Azurix Europe credit facility and the remainder will be used for general corporate purposes.

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

    Azurix uses J.P. Morgan's RiskMetrics(TM) system to estimate the value-at-risk of its financial instruments. Value-at-risk is a statistical estimate of the loss that would result from changes in market prices. Value-at-risk is based on volatility and correlation data provided by J.P. Morgan, a statistical confidence level and an estimate of the time period required to liquidate the positions in the various financial instruments. The value-at-risk estimate was based on normal market conditions, a 95% confidence level and a liquidation period between 30 days and 60 months, depending on the type of financial instrument. At December 31, 2000, the value-at-risk estimate for foreign currency and interest rate exposure was $0.1 million and approximately $0.2 million, respectively. At September 30, 2001, the value-at-risk estimate for foreign currency and interest rate exposure was approximately $43,000 and $0.5 million, respectively. The value-at-risk estimate includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item. Judgment is required in interpreting market data and in the use of different market assumptions or estimation methodologies that will affect the estimated value-at-risk amount.

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


                                            AZURIX CORP.





Date: November 16, 2001                     By:    /s/ J. Michael Anderson
                                                 -------------------------------
                                                       Managing Director and
                                                      Chief Financial Officer
                                                     (Duly Authorized Officer)
                                                   (Principal Financial Officer)